Form 10-K
period 2022-12-31
Yo-Health Inc.
filed 2023-04-17
CIK 1844793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 29549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-56521

YO-HEALTH, INC.

(Exact Name of the Registrant as Specified in its Charter)

Nevada	85-3135038
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

990 Gerry Avenue, Lido Beach, NY 11561

(Address of Principal Executive Office and Zip Code)

(516) 650-0937

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022. The section is not applicable because there is no quoted trading price on the company’s securities.

The number of shares of the registrant’s common stock outstanding as of March 31, 2023 was 71,840,998.

Item 1. Business

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our audited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” “our,” the “Company,” “YO-Health” and “our company” mean YO-Health Inc. and its consolidated subsidiaries, unless otherwise indicated.

Item 1. Description of Business

YO-Health, Inc. was incorporated in the State of Nevada on September 22, 2020. The Company is a retail / wholesale / manufacturer and distribution company in the food industry. YO-Health Inc. Operates as a manufacturer, distributor, marketer, wholesaler and retailer of Old Beijing (aka Peking) style yogurt recipes, branded as Sun & Moon; utilizing quality natural formulas .YO-Health Inc. specializes in healthy specialty yogurt, assorted health-related products and healthy food menu items. YO-Health Inc.’s wholly owned subsidiary Yoshi Inc., formed in April, 2021 combines a sushi / hibachi menu in a grab and go style operation. The Company will operate in four divisions: manufacturing, retail, wholesale, distribution and transportation. Its stores offer traditional “Old Beijing” style yogurt, prepared foods, packaged items, coffee, juices, teas and beverages, infused with beneficial ingredients. The Company’s wholly owned subsidiary Joyce’s Bakery  makes baked goods to be distributed through both retail and wholesale locations. The Company plans to license its trademarks through independently owned stores, and distribute its products to restaurants, schools, airports, hotels, grocery and food service accounts. It offers its products under the “Sun and Moon,” “Joyce Bakery” and “Yoshi Inc.” brands introduced in the 1st quarter of 2021. The Company’s wholly owned subsidiary Lali Wholesale, Inc. conducts the Company’s retail business and production distribution in the Indianapolis market under the brand name “7K Foods”. The Company has five operational divisions.

Our mission is to create drinkable yogurt brands offering a traditional recipe made with all-natural Ingredients with beneficial additives. The Company’s hibachi and sushi operations, complimented with a healthy focused food menu. In addition to complement our yogurt products and sushi we will offer a product line of healthy consumer food products. Our bakery division, Joyce’s Bakery offers freshly baked cakes and assorted baked goods compatible with our philosophy. The utilization of technology in real time data to assist operators in cost management and managing profitability is at the foundation of our operations. The Company completed its PCAOB audits for Form 10 registration statement, filed February 8, 2023, as part of its overall plan to move toward an exchange listing.

Since its formation neither the Company nor any of its subsidiaries have been subject to any bankruptcy, receivership or similar proceeding nor have any of them undergone material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business except to the extent that YO-Health, Inc. acquired ownership it its subsidiaries Yoshi, Inc., Joyce’s Bakery, Inc. and Lali Wholesale, Inc.

Competitive Business Conditions and Strategy; Our Position in the Industry

YO-Health Inc. will handle all operations, financing, and marketing, which includes the initiation and expansion of our business development program including the potential sales of territorial rights on a national and international scale.  We have established our brands and tested our product through different markets.  Our low-cost build-out model and operational setup create the scalability and flexibility that is necessary for today’s rapidly evolving market. Our menus can be easily tailored to any region without affecting the inventory sourcing and still maintaining the company’s original branding.  Our goal is to become a fully integrated cafe that includes current and future revenue streams from operations, location sales, royalty, license fees, and distribution sales. To increase YO-Health’s market share, the company’s vertically balanced integration model will allow the servicing of multiple members of the supply chain which includes, corporate-operated stores, joint venture locations, and retailers under one corporate umbrella. This approach will give the Company tighter control and the ability to streamline the distribution process, increase efficiencies, and reduce costs through economies of scale.  YO-Health recognizes that acquisition and joint Venture opportunities may present themselves and will be evaluated on the intended targets' ability to add synergistic value or be rebranded and absorbed into the YO-Health network. The Company’s full integration model will consist of additional brand creation and development from within the company.  The Company has begun and will continue to create strategic distribution partnerships across all regions to reduce costs and optimize efficiencies.

The raw materials needed to produce our products are commonly available and easily procured from a wide spectrum of competitively priced suppliers. Distribution of our finished products will be wholly internal from our regional distribution facilities in New York, Indiana and Louisiana. Our yogurt products are sold in a niche segment of the market characterized by a small number of specialty producers. Our sushi, beverage and bakery products compete is a much larger market. Our strategy has been to focus our efforts in smaller, under-served metropolitan areas in the Midwest and South offering uniquely flavored “comfort foods” for the “grab and go” customer.

Patents, Trademarks, Licenses, Agreements, or Contracts

The Company does not own or license any registered intellectual property.

Research and Development

The Company engages in no research and development activities.

Employees

We have seventeen full-time employees and twenty-two independent contractors. Management is fully engaged in the Company's endeavors and devotes as much time as it deems necessary to handle the affairs of the Company with other services provided on a contract basis.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.The SEC maintains an Internet site that contains reports and other electronic information regarding YO-Health, Inc. and filed with the SEC at http://www.sec.gov.

Smaller Reporting Company Status

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as, among other possible qualifications, a company with a public equity float of less than $250 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Compliance with Government Regulation

We are not currently subject to any government regulations that have a material impact on the Company’s business. In the future the Company may be subject to a number of foreign and domestic laws and regulations that could affect companies conducting our business.

Item 1A. Risk Factors

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 2. Properties

Leases:

As of December 31, 2022 the Company had signed 5 long term leases:

Champagne, Illinois: The Company entered into a lease for $2,516.67/month with a lease term of 3 years (1/1/2021 – 12/31/2023).

After 3 years, the Company has an option to renew for $2,718/month with a lease term of an additional 3 years (1/1/2024 – 12/31/2027). This facility is home to retail operations. Subsequently on January 10, 2023 this lease was terminated by agreement.

Flushing, New York: The Company entered into a lease for $7,500/month with a lease term of 5 years (11/25/2020 – 11/15/2025). This facility is mixed use retail and manufacturing operations.

Columbus, Ohio: The Company entered into a lease for $3,370.83/month with a lease term of 5 years (6/4/2021 – 3/31/2028). This facility is home to retail operations.

Indianapolis, Indiana: The Company entered into a lease for $3,065.75/month with a lease term of 5 years (5/1/2021 – 4/30/2026). This facility is home to retail operations.

Indianapolis, Indiana: The Company entered into a lease for $4,200.00/month with a lease term of 6 years (6/1/2022 – 5/31/2028). This facility is home to retail operations.

Real Property Purchases:

On September 21, 2021 the Company entered into an Exchange Agreement with Yoshi Properties, LLC, an Ohio limited liability company and its sole members, Peter and Vila Thawnghmung, in which the Company acquired ownership of one hundred per cent of the membership interests in Yoshi Properties and made it a wholly-owned subsidiary of YO-Health, Inc. Yoshi Properties, LLC was, at the time, the owner of real property located at 2781 Olentangy River Road, Columbus, OH 43202 subject to a mortgage owed to CNB Bank and real property located at 3530 Mann Road, Indianapolis, IN 46221 subject to a mortgage owed to Old National Bank. A copy of this Exchange Agreement is attached as Exhibit 21.1 to our Form 10 filed on February 8, 2023. The Olentangy Road facility is home to one of the Company’s retail operations. The Mann Road facility will be home to mixed use retail and distribution operations.

On November 12, 2021 Yoshi Properties, LLC purchased the real property located at 4353 South Sherwood Forest Boulevard, Baton Rouge, LA 70816 subject to a mortgage owed to Old National Bank. The Sherwood Forest Boulevard facility will be home to mixed use retail and distribution operations.

On November 1, 2022 the Company entered into an Exchange Agreement with Lali Wholesale, Inc., an Indiana corporation and its sole shareholders, Peter and Vila Thawnghmung, in which the Company acquired ownership of one hundred per cent of the membership interests in Lali Wholesale, Inc. and made it a wholly-owned subsidiary of YO-Health, Inc. Lali Wholesale, Inc. was, at the time, the owner of real property located at 3155 West 650 North, Taylorsville, IN 47280, subject to a mortgage of $267,542.25 owed to Old National Bank. A copy of this Exchange Agreement is attached as Exhibit 21.4 to this Report. The Taylorsville property is home to distribution operations.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any national exchange or over the counter market.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

March 31, 2022 Activity

During the three months ended March 31, 2022 the Company had the following common stock transactions:

Issuance of 898,000 shares in private placements valued at $505,000

Issuance of 10,000 shares for services valued at $5,000

June 30, 2022 Activity

During the three months ended June 30, 2022 the Company had the following common stock transactions:

Issuance of 1,868,500 shares in private placements valued at $5,120,250

Issuance of 10,240,500 shares for services valued at $5,000.

September 30, 2022 Activity

During the three months ended September 30, 2022 the Company had the following common stock transactions:

Issuance of 70,000 shares in private placements valued at $35,000.

Issuance of 6,108,000 shares for services valued at $3,060,250.

December 31, 2022 Activity

During the three months ended December 31, 2022 the Company had the following common stock transactions:

Issuance of 2,773,900 shares in private placements valued at $1,534,999.

Issuance of 16,584,000 shares for services valued at $8,292,000.

Equity Compensation Plans

As of December 31, 2022, we do not have any equity compensation plans.

Convertible Securities

As of December 31, 2022, the Company had 22,881,998 warrants outstanding, all with a strike price of $1.25. The warrants have a two-year term and expire at varying times between December 2022 and December 2024.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. As of the date of this report the Company’s Form 10 registration has not become effective.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

As an “emerging growth company” we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including those relating to our liquidity, our belief that we will not have sufficient cash and borrowing capacity to meet our working capital needs for the next 12 months without further financing, our expectations regarding acquisitions and new lines of business, gross profit, gross margins and capital expenditures. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the Risk Factors which may appear in our filings and reports made with the Securities and Exchange Commission (the “SEC”), our lack of working capital, the value of our securities, the impact of competition, the continuation or worsening of current economic conditions, technology and technological changes, a potential decrease in consumer spending and the condition of the domestic and global credit and capital markets. Additionally, these forward-looking statements are presented as of the date this Form 10-K is filed with the SEC. We do not intend to update any of these forward-looking statements.

This discussion should be read in conjunction with the other sections of this Report, including “Description of Business” and the Financial Statements attached hereto pursuant and the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Report.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this annual report. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

For an overview of the business of the Company, please refer to this Comprehensive Annual Report on Form 10-K to Part I, Item 1 (“Business”).

Going Concern

The report of our independent registered public accounting firms that accompanies our audited consolidated financial statements for the year ended December 31, 2022, contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. We cash in operations of  $1,366,146 during the year ended December 31, 2022. At December 31, 2022, we had working capital deficit of  $58,993. Additionally, at December 31, 2022, we had an accumulated deficit of $14,184,721. These matters and our expected needs for capital investments required to support operational growth raise substantial doubt about our ability to continue as a going concern. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured. Our consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for our company include accounting for stock-based compensation.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and non-employee services received in exchange for an award of equity instruments over the period the employees, consultants and third parties are required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employees, consultants and third parties’ services received in exchange for an award based on the grant-date fair value of the award.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the years then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate stock-based compensation, valuation of intangible assets; estimated useful life assigned to finite-lived assets and impairment of long-lived assets.

Results of Operations

Net revenue.

For the years ended December 31, 2022, and 2021, revenues generated were approximately $4,038,120 and $1,557,375, an increase of $2,480,744 or approximately 159%. Revenues were derived primarily from retail sales of our food products at Company owned facilities.

Operating expenses

Total operating expenses for the year ended December 31, 2022, were $11,624,080, compared to $2,687,090 for the same period ended December 31, 2021.  Non-cash stock based compensation was $8,292,000 and1,046,250 respectively for the 2022 and 2021 periods.  Excluding stock based compensation, operating expenses were $3,332,080 and $1,640,840, respectively for the 2022 and 2021 period.

Other income(expense)

Other expense was $46,890 for the year ended December 31, 2022 compared to $15,901 for the year ended December 31, 2021 as a result of higher interest expense as a result of higher levels of mortgages outstanding during the 2022 period.

Net Loss. As a result of the foregoing we recorded net loss of $10,590,795 ($0.15 per share) for the year ended December 31, 2022, as compared to a net loss of $3,143,489 ($0.06 per share) for the year ended December 31, 2021. The decrease is a result of the factors as described above.

Liquidity and Capital Resources

Since inception we have incurred and continue to incur significant losses from operations. Historically, we have financed our operations through various financings. If we continue to incur negative cash flow from sources of operating activities for longer than expected our ability to continue as a going concern could be in substantial doubt and we will require additional funds through debt facilities, and/or public or private equity or debt financings to continue operations. The Company is working to secure financing to continue to support the Company’s businesses and meet all of its financial obligations. The Company can provide no assurance as to the successful conclusion of the financing. Furthermore, the Company is aggressively looking to reduce costs of its operations as well as eliminating certain corporate overhead expenses to maximize income. We cannot provide any assurance that we will be able to obtain the capital we require on a timely basis or on terms acceptable to us. Without additional capital, we will be unable to achieve our business objectives, and may be forced to curtail our operations, reduce headcount, and/or temporarily cease our operations until requisite capital is secured.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2022, we had a cash balance of $124,062.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2022, amounted to $1,366,146 compared to net cash used in operating activities of $70,152 for the year ended December 31, 2021. The increase in cash used is primarily attributable to increased operating losses in 2021.

Investing Activities

Net cash flows used in investing activities were $1,474,378 and $3,073,589 for the years ended December 31, 2022, and 2021, respectively.  The decrease is attributable to decreased purchases of property and equipment.

Financing Activities

Net cash flows provided by financing activities were $1,534,999 and $4,299,499 for the years ended December 31, 2022 and 2021, respectively.  The in cash flows provided by financing activities is attributable solely to the reduction of proceeds from the sale of common stock in the 2022 period compared to 2021.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to the Financial Statements” on page F-1 and included on pages F-2 through F-7, immediately following the signature page of this Comprehensive Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Secretary / Treasurer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Comprehensive Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Secretary / Treasurer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Secretary / Treasurer, as appropriate to allow timely decisions regarding required disclosure. This is the Company’s first report under the Exchange Act. With the assistance of its CFO Consultant it plans to implement such controls and procedures before the due date of its first 10-Q report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has not been subject to the filing requirements of the Exchange Act prior to the filing of this report. As a result our management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, December 31, 2021and December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).Without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Secretary / Treasurer in connection with the review of our financial statements as of December 31, 2022.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. With the assistance of its CFO Consultant it plans to implement such controls and procedures before the due date of its second 10-Q report.

This Comprehensive Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report which was not filed was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the years ended December 31, 2022, December 31, 2021and December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Peter Thawnghmung	Director and CEO	57	September, 2020

Vila Thawnghmung	Director	49	September, 2020

Rosemarie Moschetta	Director and Secretary/Treasurer	65	September, 2020

Employment Agreements

We have no formal employment agreement with employees, directors or officers.

Family Relationships

Peter and Vila Thawnghmung are husband and wife. Arianna Phrakornkham, their daughter, is the controller of the Company.

Involvement in Certain Legal Proceedings

None of our Directors, Executive Officers, promoters or control persons has been involved in any of the following events during the past 10 years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an Executive Officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses;

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

As of the date of filing, the Company has not adopted a corporate code of ethics. Our Company has not been subject to the filing requirements of the Exchange Act prior to the filing of this report. As a result our management has never adopted a corporate code of ethics. We will do so prior to the filing date of our first Form 10-Q.

Board and Committee Meetings

Our Board of Directors currently consists of three members, Peter Thawnghmung, Vila Thawnghmung and Rosemarie Moschetta.. The Board of Directors held no formal meetings during the year ended December 31, 2022. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the Chief Executive Officer of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

Audit Committee

Currently the Company does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Audit Committee Financial Expert

Our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii)of Regulation S-K. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Item 11. Executive Compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Peter Thawngmung CEO	2022	$120,000	None.	$2,262,750	None.	None.	None.
Vila Thawngmung Director and Business Development Manager	2022	$84,000	None.	$2,262,750	None.	None.	None.
Arianna Phrakornkham Controller	2022	$50,000	None.	$500,000	None.	None.	None.
Rosemarie Moschetta Secretary - Treasurer	2022	$180,000	None.	$2,500,000	None.	None.	None.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Peter Thawngmung CEO	2021	$101,000	None.	$524,000	None.	None.	None.
Vila Thawngmung Director and Business Development Manager	2021	$27,000	None.	$524,000	None.	None.	None.
Rosemarie Moschetta Secretary - Treasurer	2021	$114,500	None.	$548,000	None.	None.	None.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Peter Thawngmung CEO	2020	$4,000	None.	None.	None.	None.	None.
Vila Thawngmung Director and Business Development Manager	2020	$4,500	None.	None.	None.	None.	None.
Rosemarie Moschetta Secretary - Treasurer	2020	$24,244	None.	None.	None.	None.	None.

In 2021 related parties to Peter and Vila Thawngmung receive shares of the Company’s common stock valued at $60,000 for services rendered. In 2022 related parties to Peter and Vila Thawngmung receive shares of the Company’s common stock valued at $563,500 for services rendered.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the year ended December 31, 2022.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2022, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our Directors for their services in their capacity as Directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2022 the number and percentage of the outstanding shares of Common Stock, which according to the information available to us, were beneficially owned by each director, officer or holder of more than 5% of the Company’s Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. For purposes of this disclosure, beneficial ownership of Company shares has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, which provides that a beneficial owner includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security, or who can obtain beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding Shareholder securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. We have not issued any shares of Preferred stock.

COMPANY INSIDERS AND AFFILIATES

Name and Address of Beneficial Owner	Number of Common Shares	Percent of Class

Vila and Peter Thawnghmung	14,099,000	19.97%
Dublin, OH

Beneficial Products, LLC	16,680,300	23.62%
Lido Beach, NY

Freedom Unlimited Partners, LLC	4,000,000	5.67%
Dublin, OH

Priscilla Nei	4,000,000	5.67%
Lutherville, MD

* - All officers, directors and affiliate as a group *	38,779,300	54.94%

_________________

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2022 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on December 31, 2022, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2022.

(2) Beneficial Products LLC is owned in its entirety by Rosemarie Moschetta.

(3) Freedom Unlimited Properties LLC is owned in its entirety by Vila and Peter Thawnghmung

Item 13. Certain Relationships and Related Transactions, and Director Independence.

From the dates of their creation and through the date of filing this Comprehensive Annual Report on Form 10-K, Peter and Vila Thawnghmung have personally guaranteed all of the mortgages on the real properties owned by the Company and its subsidiaries. Peter and Vila Thawnghmung, two of the Company's three directors, can control all Company activity. Arianna Phrakornham, their daughter, is the Controller of the Company.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended December 2022	Year Ended December 2021
Audit Fees	$40,000	$40,000
Audit-Related Fees	$4,000	$4,000
Tax Fees	$0	$0
TOTAL	$44,000	$44,000

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

ITEM 15. FINANCIAL STATEMENT AND EXHIBITS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Yo-Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yo-Health, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

April 17, 2023

Yo-Health, Inc.

Balance Sheets

	December 31,	December 31,
	2022	2021
Current assets
Cash	$124,062	$1,429,587
Accounts receivable	179,298	301,378
Subscriptions receivable	-	20,000
Accounts receivable- other	-	7,400
Total current assets	303,361	1,758,365
Property plant and equipment, net	4,246,373	3,033,915
Intangible assets	37,999	37,999
Right of use assets	776,405	-
Other assets	1,200	-
Security deposits	29,150	22,450
Total Assets	$5,394,487	$4,852,729

Current liabilities
Accounts payable and accrued expenses	$56,254	$147,757
Lease liabilities short term	188,113	-
Total current liabilities	244,367	147,757
Long term lease liabilities	610,930	-
Mortgage liabilities	1,732,262	1,134,249
Total Liabilities	2,587,559	1,282,006

Commitments and contingencies	-	-

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 70,590,898 and 51,232,998 outstanding as of December 31, 2022 and 2021, respectively	7,059	5,123
Additional paid- in capital	16,984,590	7,159,526
Accumulated deficit	(14,184,721)	(3,593,926)
Total Stockholders' Equity	2,806,928	3,570,723
Total Liabilities and Stockholders' Equity	$5,394,487	$4,852,729

The accompanying notes are an integral part of these financial statements.

Yo-Health, Inc.

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Revenue	$4,038,120	$1,557,375
Cost of revenue	2,964,919	1,997,865
Gross profit	1,073,200	(440,489)

Operating Expenses:
General and administrative expenses	2,878,230	274,103
Stock based compensation	1,266,500	-
Stock based compensation - officers	7,025,500	1,046,250
Professional fees	202,208	163,723
Rent expense	251,642	203,014
Goodwill impairment	-	1,000,000
Total operating expenses	11,624,080	2,687,090
Loss from operations	(10,550,880)	(3,127,579)
Other income(expense)
Interest expense	(46,890)	(15,901)
Other income	6,975	-
Other expense, net	(39,915)	(15,901)
Loss before provision for income taxes	(10,590,795)	(3,143,480)
Provision (credit) for income tax	-	-
Net loss	$(10,590,795)	$(3,143,480)

Basic and diluted earnings (loss) per common share	$(0.15)	$(0.06)

Weighted average number of shares outstanding	70,590,898	51,232,998

The accompanying notes are an integral part of these financial statements.

Yo-Health, Inc.

Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2022 and December 31, 2021

			Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2020	29,880,000	$2,988	$815,912	$450,446	$368,454

Issuance of common stock and warrants in private placements	14,227,998	1,423	4,298,076		4,299,499

Assets purchased with restricted common shares	4,000,000	400	999,600		1,000,000

Shares issued for services	3,125,000	313	1,045,938		1,046,250

Net loss				(3,143,480)	(3,143,480)

Balance, December 31, 2021	51,232,998	$5,123	$7,159,526	$(3,593,926)	$3,570,723

Stock-based compensation	16,584,000	1,658	8,290,342		8,292,000

Issuance of common stock and warrants in private placements	2,773,900	277	1,534,722		1,534,999

Net loss				(10,590,795)	(10,590,795)

Balance, December 31, 2022	70,590,898	$7,059	$16,984,590	$(14,184,721)	$2,806,928

The accompanying notes are an integral part of these financial statements.

Yo-Health, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(10,590,795)	$(3,143,480)
Goodwill impairment	-	1,000,000
Stock based compensation	8,292,000	1,046,250
Depreciation	284,558	1,675
Changes in operating assets and liabilities
Accounts receivable	122,080	(301,378)
Accounts receivable other	7,400	(7,400)
Subscriptions receivable	20,000	59,625
Security deposits	(6,700)	(4,450)
Accounts payable	(91,503)	144,757
Other assets	(1,200)	-
Mortgage payable	598,013	1,134,249
Net cash (used in) operating activities	(1,366,146)	(70,152)

Cash flows from Investing Activities
Property and equipment purchases	(1,474,378)	(3,073,589)
Cash flows (used in) investing activities	(1,474,378)	(3,073,589)

Cash Flows From Financing Activities:
Proceeds from the sale of common stock	1,534,999	4,299,499
Net cash provided by investing activities	1,534,999	4,299,499

Net Increase (Decrease) In Cash	(1,305,525)	1,155,758
Cash At The Beginning Of The Period	1,429,587	273,829
Cash At The End Of The Period	$124,062	$1,429,587

The accompanying notes are an integral part of these financial statements.

YO-HEALTH, INC.

Notes to Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations

YO-Health, Inc. (“YO-Health” or the “Company”) was established as a C-Corporation in Nevada on October 22, 2020. The Company is the parent company to Yoshi Inc, Sun & Moon Café, and Joyce’s Bakery Inc. YO-Health manufactures, retails, wholesales, and distributes premium, healthy, unique, and innovative food products.

The Company commenced operations in October 2020 by acquiring a Beijing-style premium yogurt store in Woodside, New York. The Company has since launched the subsidiaries Yoshi Restaurants, Inc., Sun & Moon, and Joyce’s Bakery & Café, Inc. The Company acquired Win’s Sushi in 2021 with 16 locations. Yoshi currently contracts 19 grocery locations in Baton Rouge, Louisiana. The Company currently has 3 Yoshi model restaurants, 19 Yoshi hubs in grocery stores, and 1 yogurt manufacturing facility.

Each subsidiary company of YO-Health, Inc will focus on their respective products on a wholesale and retail basis:

•Sun & Moon will produce, market, and sell yogurt-based items with probiotics and ingredients focused on beneficial healthy products.

•Yoshi will produce, market, and sell sushi and Asian fusion food products.

•Joyce’s Bakery & Café will produce, market, and sell premium, Asian- French-inspired desserts, Tea’s, Juices, flavored coffee with a full array of non-alcoholic drinks.

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Yoshi Inc, Sun & Moon Café, and Joyce’s Bakery Inc.

Covid-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home, and shelter-in-place, have had a minimal impact on our day-to-day operations. However, this could impact our efforts to enter into a business combination as other businesses have had to adjust, reduce, or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements.

During the year ended December 31, 2022, the Company had a loss from operations of $10,590,795. As of December 31, 2022, the Company had an accumulated deficit of $14,184,721. The Company expects to generate operating cash flows that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement the expected cash flow. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its revenues support its operations.

The Company may attempt to raise capital in the near future through the sale of equity or debt financing; however, there can be assurances the Company will be successful in doing so. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of goodwill, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable, and the allowance for doubtful accounts, inventories, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from our acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter.

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform an annual impairment assessment for goodwill and indefinite-lived assets during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, we determine fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, we rely on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, our risk relative to the overall market, our size and industry, and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures, and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Indefinite-lived intangible assets are evaluated for impairment at the individual asset level by assessing whether it is more likely than not that the asset is impaired (for example, that the fair value of the asset is below its carrying amount). If it is more likely than not that the asset is impaired, its carrying amount is written down to its fair value.

Determining the fair value of a reporting unit is judgmental and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause us to perform an impairment test prior to scheduled annual impairment tests.

We performed our annual fair value assessment at December 31, 2021, on our purchases of the New Orleans, Woodside and the Champagne, Illinois acquisitions, and determined that an impairment charge of $1,000,000 was necessary for the year ended December 31, 2021.  As a result, we had no goodwill as of December 31, 2022 and December 31, 2021, respectively.  The balance of indefinite-lived intangible assets comprised of trademarks were $37,399 and $37,399, respectively, as of December 31, 2022, and December 31, 2021.

Revenue Recognition

The Company recognizes revenue under the guidelines of ASC 606. Sales, as presented in the Company’s statement of earnings, represent revenue; and food and beverage product sold which is presented net of discounts, coupons, employee meals and complimentary meals. Revenue is recognized using the five step approach required under the guidelines of ASC 606:

1. Identify the contract with the client,

2. Identify the performance obligations in the contract,

3. Determine the transaction price,

4. Allocate the transaction price to performance obligations in the contract

5. Recognize revenues when or as the Company satisfies a performance obligation

For retail operations, all five steps of revenue recognition occur almost simultaneously. The customer orders food from a menu or store sign, it is given to the customer who then pays for the food order at the cash register. The Company’s store business represented approximately 86.5% and 100% of our revenue for the years ended December 31, 2022, and 2021, respectively.

For wholesale sales the customer orders wholesale items from a store sign or catalogue, it is given or delivered to the customer who then pays for the items within 7 days of sale. The Company’s store business represented approximately 13.5% and 0% of our revenue for the years ended December 31, 2022, and 2021, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2022, and December 31, 2021, the Company’s cash equivalents totaled $124,062 and $1,429,587, respectively.

Property and equipment

Property and equipment are stated at cost or fair value. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expenses as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in the results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software, and office equipment	1 – 6 years
Machinery and equipment	3 – 5 years
Leasehold improvements	Lesser of lease term or estimated useful life
Buildings	39 years

Equipment that hasn’t been placed into service is not subject to depreciation.

For the year ended December 31, 2022, and 2021 we recorded depreciation expense of $284,558 and $1,675, respectively.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Leases

The Company currently follows the guidance in ASC 840 “Leases,” which requires us to evaluate the lease agreements the Company enters into to determine whether they represent operating or capital leases at the inception of the lease.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for finance leases and lessors remains relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB approved an amendment to the new guidance that introduced an alternative modified retrospective transition approach granting companies the option of using the effective date of the new standard as the date of initial application. The Company adopted the standard using the effective date method on January 1, 2022.

The Company elected the transition package of practical expedients that is permitted by the standard. The package of practical expedients allows the Company to not reassess previous accounting conclusions regarding whether existing arrangements are or contain leases, the classification of existing leases, and the treatment of initial direct costs. The Company did not elect the hindsight transition practical expedient allowed for by the new standard, which allows entities to use hindsight when determining lease term and impairment of ROU assets. Additionally, the Company elected certain other practical expedients offered by the new standard which it will apply to all asset classes, including the option not to separate lease and non-lease components and instead to account for them as a single lease component and the option not to recognize ROU assets and related liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise).

The standard had a material impact on the balance sheet on the date of adoption, with the most significant impacts being the recognition of $693,230 operating lease right-of-use assets and $692,433 operating lease liabilities.

As part of its adoption of the new lease accounting standard, the Company also implemented new internal controls and updated accounting policies and procedures, operational processes and documentation practices to enable the preparation of financial information on adoption. Refer to Note 6: Leases - Accounting Principles and Leases for additional disclosures required as a result of the adoption of this new standard.

Stock Purchase Warrants

The Company has issued warrants to purchase shares of its common stock. Warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

On Dec. 18, 2019, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. The Company adopted this guidance on January 1, 2021, which had no impact on the Company’s financial statements.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and lease standards for certain companies. Since the Company is privately held, the Company is eligible for deferring the adoption of ASC 842 to December 15, 2021.

While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will not have any impact on our financial statements.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on December 31, 2022, and December 31, 2021:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, property, and equipment	$4,460,968	(263,595)	$4,197,373	$2,986,590	$(1,675)	$2,984,915
Land	$49,000	-	49,000	49,000	-	49,000
Total fixed assets	$4,509,968	$(263,595)	$4,246,373	$3,035,590	$(1,675)	$3,033,915

NOTE 4 – MORTGAGES PAYABLE

The balance in mortgages payable was $1,732,262 and $1,134,249 as of December 31, 2022, and December 31, 2021, respectively.  The mortgage balance as of December 31, 2022, is comprised of:

•Mortgage Loans: CNB Bank- OH Store = $279,485

•Mortgage Loans: LIP Accounts Payable = $145,000

•Mortgage Loans: Old National Bank- LA Store/Fac = $539,834

•Mortgage Loans: Old National Loan- IN Factory = $267,542

•Mortgage Loans: Old National – 7K farms - Factory = $500,400

The balance in interest expense was $46,890 and $15,901 as of December 31, 2022, and December 31, 2021, respectively. The interest expense balance as of December 31, 2022, is comprised of:

•Interest Expense: OH Store- CNB Bank = $13,664

oInterest Rate: 4%

•Interest Expense: LA Store/Factory- Old National = $22,303

oInterest Rate: 4%

•Interest Expense: IN Factory- Old National = $10,921

oInterest Rate: 4%

At December 31, 2022, the aggregate maturities of notes payable for the next five years and thereafter are as follows:

2022	$-
2023	$-
2024	$-
2025	$-
2026 and thereafter	$1,732,262
Total	$1,732,262

NOTE 5 – RELATED PARTY TRANSACTIONS

Peter Thawnghmung, the Company’s Chairman and CEO is the spouse of Vila Thawnghmung, who is a director of the Company. The Company has three directors, therefore, Peter and Vila Thawnghmung, two of those directors can control all Company activity.  Peter and Vila Thawnghmung have personally guaranteed all of the mortgages on the real properties owned by the Company and its subsidiaries. Arianna Phrakornkham, their daughter, is the controller of the Company.

In 2021 Peter and Vila Thawnghmung received 1,048,000 common shares for services performed.  These shares were valued at $524,000. Related parties to Peter and Vila Thawnghmung received 120,000 common shares for services valued at $60,000.

In 2022 Peter and Vila Thawnghmung received 9,051,000 common shares for services performed.  These shares were valued at $4,525,500. Arianna Phrakornkham received 1,000,000 shares valued at $500,000 for services.  Related parties to Peter and Vila Thawnghmung received 1,127,000 common shares valued at $63,500.

NOTE 6 – LEASES

As of December 31, 2022, the Company had signed 5 long-term leases:

•Champagne, Illinois: The Company entered into a lease for $2,516.67/month with a lease term of 3 years (1/1/2021 – 12/31/2023). After 3 years, the Company has an option to renew for $2,718/month with a lease term of an additional 3 years (1/1/2024 – 12/31/2027).

•Flushing, New York: The Company entered into a lease for $7,500/month with a lease term of 5 years (11/25/2020 – 11/15/2025).

•Columbus, Ohio: The Company entered into a lease for $3,370.83/month with a lease term of 5 years (6/4/2021 – 3/31/2028).

•Indianapolis, Indiana: The Company entered into a lease for $3,065.75/month with a lease term of 5 years (5/1/2021 – 4/30/2026).

•Indianapolis, Indiana: The Company entered into a lease for $4,200/month with a lease term of 6 years (6/1/2022 – 5/31/2028).

Accounting Principles

Under ASC 842, the determination of whether an arrangement is a lease is made at the lease’s inception and a contract is (or contains) a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined under the standard as having both the right to obtain substantially all of the economic benefits from use of the asset and the right to direct the use of the asset. Management only reassesses its determination if the terms and conditions of the contract are changed. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when it is readily determinable. Since most of the Company’s leases do not provide an implicit rate, to determine the present value of lease payments, management uses the Company’s incremental borrowing rate based on the information available at lease commencement. Operating lease ROU assets also includes any lease payments made and excludes any lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option, with renewal options that can extend the lease from three to five years. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company has lease agreements with lease and non-lease components, for which it has made an accounting policy election to account for these as a single lease component.

Leases

The Company leases retail spaces under operating lease agreements that have term lengths of five to seven years and that have renewal options that range from three to five years. The Company pays certain variable lease costs such as real estate taxes, insurance, and common area maintenance charges. The Company accounts for lease and non-lease components as a single lease component.

Lease Cost

Operating lease cost	$220,622
Short-term lease cost	3,854
Variable lease cost	27,166
Total lease cost	$251,642

The weighted average remaining lease term for operating leases is 4.30 years and the weighted average discount rate for operating leases is 4%.

Maturities of Lease Liabilities as of December 31, 2022 were as follows:

Operating
Leases
2023	$215,798
2024	212,833
2025	208,660
2026	103,114
2027	95,650
Thereafter	33,112
869,167
Less imputed interest	70,124
Total	$799,043

Operating cash flows from operating leases for the year ended December 31, 2022 was $197,187 and lease assets obtained in exchange for operating lease liabilities for the year ended December 31, 2022 of $693,230.

NOTE 7 – EQUITY

The Company has authorized 100,000,000 shares of par value of $0.0001 common stock.  As of December 31, 2022, and December 31, 2021, the Company had 70,590,898 and 51,232,998 common shares issued and outstanding, respectively.

December 31, 2022 Activity

During the year ended March 31, 2022, the Company had the following common stock transactions:

•Issuance of 2,773,900 shares in private placements valued at $1,534,999

•Issuance of 16,584,000 shares for services valued at $8,292,000

Warrants

As of December 31, 2022, the Company had 22,881,998 warrants outstanding, all with a strike price of $1.25. The warrants have a two-year term and expire at varying times between December 2022 and December 2024.

A summary of the status of the outstanding stock warrants is presented below:

Exercise Price	Number Outstanding 12/31/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.25	22,881,998	2 years	$1.25

NOTE 8 – COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies as of December 31, 2022.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, on 1/10/23, the long-term lease in Champagne, Illinois was terminated. As a result, base rent for January 2023 – March 2023 was paid which amounted in $7,550.01. Additionally, the Company raised $50,000 in proceeds from the sale of Units of its equity to its investors comprised of 100,000 shares of its common stock and 100,000 warrants, exercisable for two years at a strike price of $1.25.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Audited financial statements for the fiscal year periods from December 31, 2022 and December 31, 2021.

(b) Exhibits.

Copies of the following documents are included as exhibits to this Cumulative Annual Report.

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation, filed September 22, 2022 (incorporated by reference to our Registration Statement on Form 10 filed on February 8, 2023).

3.2	Bylaws, as adopted October 14, 2020 (incorporated by reference to our Registration Statement on Form 10 filed on February 8, 2023).

21.1	Exchange Agreement dated September 1, 2021 (acquisition of Yoshi Properties, LLC) (incorporated by reference to our Registration Statement on Form 10 filed on February 8, 2023).

21.2	Articles of Incorporation of Yoshi, Inc., dated November 6, 2020 (incorporated by reference to our Registration Statement on Form 10 filed on February 8, 2023).

21.3	Articles of Incorporation of Joyce’s Bakery, Inc.(incorporated by reference to our Registration Statement on Form 10 filed on February 8, 2023).

21.4	Exchange Agreement dated November 1, 2022 (acquisition of Lali Wholesale, Inc.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YO-HEALTH, INC.

By:	/s/ Peter Thawnghmung
Peter Thawnghmung, Chief Executive Officer and Director

Date: April 17, 2023

By:	/s/ Rosemarie Moschetta
Rosemarie Moschetta, Secretary/Treasurer and Director

Date: April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

YO-HEALTH, INC.

By:	/s/ Peter Thawnghmung
Peter Thawnghmung, Chief Executive Officer and Director

Date: April 17, 2023

By:	/s/ Rosemarie Moschetta
Rosemarie Moschetta, Secretary/Treasurer and Director

Date: April 17, 2023