Form 10-K/A
period 2022-12-31
Yo-Health Inc.
filed 2023-06-12
CIK 1844793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 29549

FORM 10-K/A

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022. This section is not applicable because there is no quoted trading price on the company’s securities.

The number of shares of the registrant’s common stock outstanding as of March 31, 2023 was 71,840,998.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to YO-Health Inc. unless otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of YO-Health Inc. for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Original Filing”).

On November 1, 2022 we completed the acquisition of 7K Farms and subsequently determined that the accounting for the acquisition as well as the activity subsequent to the acquisition through December 31, 2022 was not recorded correctly on our financial statements. The result of these errors was an understatement of our net loss for the year ended December 31, 2022 of  $290,327.

Additionally, we are adding required disclosure in Part III, Items 10 and 11 that should have been included in the Original Filing.  We are filing this Amendment No. 1 to restate our financial statements as of December 31, 2022 that were previously reported on the Original Filing. The following items have been amended to reflect the restatements:

Item 1. Business

Item 2. Properties

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part III, Item 10  Directors Officers and Corporate Governance

Part III, Item 11 Executive compensation

Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Item 1. Description of Business

YO-Health, Inc. was incorporated in the State of Nevada on September 22, 2020. The Company is a retail / wholesale / manufacturer and distribution company in the food industry. YO-Health Inc. Operates as a manufacturer, distributor, marketer, wholesaler and retailer of Old Beijing (aka Peking) style yogurt recipes, branded as Sun & Moon; utilizing quality natural formulas .YO-Health Inc. specializes in healthy specialty yogurt, assorted health-related products and healthy food menu items. YO-Health Inc.’s wholly owned subsidiary Yoshi Inc., formed in April, 2021 combines a sushi / hibachi menu in a grab and go style operation. The Company will operate in four divisions: manufacturing, retail, wholesale, distribution and transportation. Its stores offer traditional “Old Beijing” style yogurt, prepared foods, packaged items, coffee, juices, teas and beverages, infused with beneficial ingredients. The Company’s wholly owned subsidiary Joyce’s Bakery  makes baked goods to be distributed through both retail and wholesale locations. The Company plans to license its trademarks through independently owned stores, and distribute its products to restaurants, schools, airports, hotels, grocery and food service accounts. It offers its products under the “Sun and Moon,” “Joyce Bakery” and “Yoshi Inc.” brands introduced in the 1st quarter of 2021. The Company’s wholly owned subsidiary Lali Wholesale, Inc. conducts the Company’s retail business and production distribution in the Indianapolis market under the brand name “7K Farms”. The Company has five operational divisions.

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

Real Property Purchases:

On September 21, 2021 the Company entered into an Exchange Agreement with Yoshi Properties, LLC, an Ohio limited liability company and its sole members, Peter and Vila Thawnghmung who are both officers and directors of the Company, and related parties. Under the terms of the Exchange Agreement the Company purchased ownership of all of the membership interests (100%) in Yoshi Properties, comprised solely of two properties and the related mortgages for consideration of 1,000,000 shares of the Company’s common stock. No other assets or liabilities were included in the purchase price.

The Company purchased real property located at 2781 Olentangy River Road, Columbus, OH 43202 subject to a mortgage owed to CNB Bank, and real property located at 3530 Mann Road, Indianapolis, IN 46221 subject to a mortgage owed to Old National Bank.

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

Results of Operations

Net revenue.

For the years ended December 31, 2022, and 2021, revenues generated were approximately $4,093,212 and $1,557,375, an increase of $2,535,837, or approximately 163%. Revenues were derived primarily from retail sales of our food products at Company owned facilities.

Operating expenses

Total operating expenses for the year ended December 31, 2022, were $11,852,918 compared to $2,687,090 for the same period ended December 31, 2021.  Non-cash stock based compensation was $7,792,000 and 1,046,250 respectively for the 2022 and 2021 periods.  Excluding stock based compensation, operating expenses were $3,089,122 and $1,640,840, respectively for the 2022 and 2021 period.

Other income(expense)

Other expense was $51,405 for the year ended December 31, 2022 compared to $15,901 for the year ended December 31, 2021 as a result of higher interest expense as a result of higher levels of mortgages outstanding during the 2022 period.

Net Loss.

As a result of the foregoing we recorded net loss of $10,881,122 ($0.18 per share) for the year ended December 31, 2022, as compared to a net loss of $3,143,489 ($0.06 per share) for the year ended December 31, 2021. The decrease is a result of the factors as described above.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2022, amounted to $1,428,086 compared to net cash used in operating activities of $1,204,401 for the year ended December 31, 2021. The increase in cash used is primarily attributable to increased operating losses in 2022.

Investing Activities

Net cash flows used in investing activities were $1,474,378 and $1,939,340 for the years ended December 31, 2022, and 2021, respectively.  The decrease is attributable to decreased purchases of property and equipment.

Financing Activities

Net cash flows provided by financing activities were $1,596,489 and $4,299,499 for the years ended December 31, 2022 and 2021, respectively.  The in cash flows provided by financing activities is primarily attributable to the reduction of proceeds from the sale of common stock in the 2022 period compared to 2021.

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

None of the officers and Directors hold a directorship in any other publicly held company.

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify officers serve at the discretion of the Board of Directors. The following information on the business experience of each director and officer.

Peter Thawnghmung, Director and CEO

Peter holds a mechanical engineering degree from the University of Michigan. He has been employed at Nestlé, Kellogg’s, and other major food companies as a project manager and food process engineer. He has many years of manufacturing and training experience with a leadership background. Currently he is the President of Chin Community of Indiana, a social services organization created to serve the Chin community, providing means to integrate into the local social structure. The Chins are a minority ethnic population from North-Western Burma (Myanmar). During the past five years Mr.  Thawnghmung has been employed as: 2015-2021, President of Freedom Autobody and Service, Indianapolis, IN; 2017-2022, 2017-2022, President 42 Automotive, Inc., Delaware, OH; 2022-present, CEO, YO-Health, Inc.

Vila Thawnghmung, Director and Business Development Manager

Vila has a Bachelor of Science degree, and has been a small business entrepreneur for many years. She has built companies from the ground up, with a proven track record. She brings to the company an understanding of the challenges of small business and the dedication required to move these companies forward. During the past five years Ms. Thawnghmung has been employed as: 2005-present, Administrator, Nationwide Home Healthcare, Columbus, OH; 2006-present, Administrator, Premier Home Care,  Columbus, OH

Rosemarie Moschetta, Director and Secretary/Treasurer

Rosemarie began her career as a production manager in New York City for 15 years. After raising three children, she became the receptionist and office manager for a variety of businesses—ranging from NYSE member brokerage firms to medical offices—where her primary duties involved organizing and maintaining bookkeeping records, managing payroll, and submitting insurance reimbursements. Her most recent endeavor required her to transcribe minutes for Board committee meetings. She brings a high level of organization, managerial prudence, and attention to detail to YO-Health. Ms. Moschetta performs the functions of principal financial officer for the Company. During the past five years she has been employed as follows: 01/2000 President, Health Products Distributor and financial consultant for Beneficial Products LLC; 9/2020 secretary/treasurer and member of the board of directors of YO-Health, Inc.

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

Item 11. Executive Compensation.

Annual Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to YO-Health, Inc. for the years ended December 31, 2020, December 31, 2021and through December 31, 2022 of those persons who were executive officers of YO-Health for the period ending December 31, 2022, or who receive annual salary and bonuses exceeding $100,000.

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

COMPANY INSIDERS AND AFFILIATES

Name and Address of Beneficial Owner	Number of Common Shares	Percent of Class

Vila and Peter Thawnghmung	18,099,000	25.19%*
Dublin, OH

Beneficial Products, LLC	16,680,300	23.22%
Lido Beach, NY

Priscilla Nei	4,000,000	5.56%
Lutherville, MD

* - All officers, directors and affiliates as a group *	38,779,300	53.97%

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

17

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

April 17, 2023 except for the effects of the restatement described in Note, as to which date is June 12, 2023

Yo-Health, Inc.

Balance Sheets

	December 31,	December 31,
	2022	2021
	Restated
Current assets
Cash	$124,062	$1,429,587
Accounts receivable	179,298	301,378
Subscriptions receivable	-	20,000
Accounts receivable- other	-	7,400
Total current assets	303,361	1,758,365
Property plant and equipment, net	4,017,136	3,033,915
Intangible assets	37,999	37,999
Right of use assets	776,405	-
Other assets	1,200	-
Security deposits	29,150	22,450
Total Assets	$5,165,250	$4,852,729

Current liabilities
Accounts payable and accrued expenses	$59,233	$147,757
Lease liabilities short term	188,113	-
Line of credit	61,490
Total current liabilities	308,836	147,757
Long term lease liabilities	610,930	-
Mortgage liabilities	1,728,883	1,134,249
Total Liabilities	2,648,649	1,282,006

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 70,590,898 and 51,232,998 outstanding as of December 31, 2022 and 2021, respectively	7,059	5,123
Additional paid- in capital	16,984,590	7,159,526
Accumulated deficit	(14,475,048)	(3,593,926)
Total Stockholders' Equity	2,516,601	3,570,723
Total Liabilities and Stockholders' Equity	$5,165,250	$4,852,729

The accompanying notes are an integral part of these financial statements.

Yo-Health, Inc.

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
	Restated
Revenue	$4,093,212	$1,557,375
Cost of revenue	3,070,011	1,997,865
Gross profit	1,023,200	(440,489)

Operating Expenses:
General and administrative expenses	2,857,067	274,103
Stock based compensation	766,500	-
Stock based compensation - officers	7,025,500	1,046,250
Professional fees	202,208	163,723
Rent expense	251,642	203,014
Goodwill impairment	750,000	1,000,000
Total operating expenses	11,852,918	2,687,090
Loss from operations	(10,829,717)	(3,127,579)
Other income (expense)
Interest expense	(58,380)	(15,901)
Other income (expense)	6,975	-
Other expense, net	(51,405)	(15,901)
Income (loss) before provision for income taxes	(10,881,122)	(3,143,480)
Provision (credit) for income tax	-	-
Net income (loss)	$(10,881,122)	$(3,143,480)

The accompanying notes are an integral part of these financial statements.

Yo-Health, Inc.

Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2022 and December 31, 2021

Restated

			Additional	Accumulated	Total
	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2020	29,880,000	$2,988	$815,912	$450,446	$368,454

Issuance of common stock and warrants in private placements	14,227,998	1,423	4,298,076		4,299,499

Assets purchased with restricted common shares	4,000,000	400	999,600		1,000,000

Shares issued for services	3,125,000	313	1,045,938		1,046,250

Net loss				(3,143,480)	(3,143,480)

Balance, December 31, 2021	51,232,998	$5,123	$7,159,526	$(3,593,926)	$3,570,723

Shares issued for services	15,584,000	1,558	7,790,442		7,792,000

Shares issued to purchase 7K Farms	1,000,000	100	499,900		500,000

Issuance of common stock and warrants in private placements	2,773,900	277	1,534,722		1,534,999

Net loss				(10,881,122)	(10,881,122)

Balance, December 31, 2022 Restated	70,590,898	7,059	$16,984,590	$(14,475,048)	$2,516,601

The accompanying notes are an integral part of these financial statements.

Yo-Health, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
	Restated
Cash Flows From Operating Activities:
Net income (loss)	$(10,881,122)	$(3,143,480)
Goodwill impairment	750,000	1,000,000
Stock based compensation	7,792,000	1,046,250
Depreciation	263,345	1,675
Changes in operating assets and liabilities
Accounts receivable	122,080	(301,378)
Accounts receivable other	7,400	(7,400)
Subscriptions receivable	20,000	59,625
Security deposits	(6,700)	(4,450)
Accounts payable	(88,524)	144,757
Other assets	(1,200)	-
Mortgage payable	594,634	-
Net cash provided by (used for) operating activities	(1,428,086)	(1,204,401)

Cash flows from Investing Activities
Property and equipment -asset purchase	(1,473,928)	(1,939,340)
Cash flows used in investing activities	(1,473,928)	(1,939,340)

Cash Flows From Financing Activities:
Proceeds from line of credit	61,490	-
Proceeds from the sale of common stock	1,534,999	4,299,499
Net cash provided by (used for) investing activities	1,596,489	4,299,499

Net Increase (Decrease) In Cash	(1,305,525)	1,155,758
Cash At The Beginning Of The Period	1,429,587	273,829
Cash At The End Of The Period	$124,062	$1,429,587

Supplemental disclosure of non-cash information
Assumption of mortgage	$-	$1,134,249

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

During the year ended December 31, 2022, the Company had a loss from operations of $10,881,122. As of December 31, 2022, the Company had an accumulated deficit of $14,475,048. The Company expects to generate operating cash flows that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement the expected cash flow. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its revenues support its operations.

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

Segment Reporting

The Company operates in one segment, the food service business.  In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

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

We performed our annual fair value assessment at December 31, 2021, on our purchases of the New Orleans, Woodside, 7K Farms and the Champagne, Illinois acquisitions, and determined that an impairment charge of $750,000 and $1,000,000, respectively, was necessary for the year ended December 31, 2022 and 2021.  As a result, we had no goodwill as of December 31, 2022 and December 31, 2021, respectively.  The balance of indefinite-lived intangible assets comprised of trademarks were $37,399 and $37,399, respectively, as of December 31, 2022, and December 31, 2021.

Revenue Recognition

The Company recognizes revenue under the guidelines of ASC 606. Sales, as presented in the Company’s statement of earnings, represent revenue; and food and beverage products sold which is presented net of discounts, coupons, employee meals and complimentary meals. Revenue is recognized using the five step approach required under the guidelines of ASC 606:

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

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on December 31, 2022, and December 31, 2021:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, property, and equipment	$4,060,518	(242,382)	$3,818,136	$2,986,590	$(1,675)	$2,984,915
Land	$199,000	-	199,000	49,000	-	49,000
Total fixed assets	$4,259,518	$(242,382)	$4,017,136	$3,035,590	$(1,675)	$3,033,915

On September 21, 2021 the Company entered into an Exchange Agreement with Yoshi Properties, LLC, an Ohio limited liability company and its sole members, Peter and Vila Thawnghmung who are both officers and directors of the Company, and related parties. Under the terms of the Exchange Agreement the Company purchased ownership of all of the membership interests (100%) in Yoshi Properties, comprised solely of two properties and the related mortgages for consideration of 1,000,000 shares of the Company’s common stock. No other assets or liabilities were included in the purchase price.

The fair market value of the properties acquired from Yoshi Properties, LLC was estimated to be equivalent to the mortgages assumed, or approximately $695,000. The 1,000,000 shares issued to Yoshi Properties was recorded at a value of $0.50 per share which was equivalent to the price of $0.50 per share paid by investors in the Company’s private placement offering of common stock at that time. As a result the Company recorded $500,000 in stock based compensation expenses on its Statements of Operations for the year ended December 31, 2021.

NOTE 4 – MORTGAGES PAYABLE

The balance in mortgages payable was $1,728,883 and $1,134,249 as of December 31, 2022, and December 31, 2021, respectively.  The mortgage balance as of December 31, 2022, is comprised of:

•Mortgage Loans: CNB Bank- OH Store = $279,485

•Mortgage Loans: LIP Accounts Payable = $145,000

•Mortgage Loans: Old National Bank- LA Store/Fac = $539,834

•Mortgage Loans: Old National Loan- IN Factory = $267,542

•Mortgage Loans: Old National – 7K farms - Factory = $496,662

The balance in interest expense was $58,380 and $15,901 as of December 31, 2022, and December 31, 2021, respectively. The interest expense balance as of December 31, 2022, is comprised of:

•Interest Expense: OH Store- CNB Bank = $13,664

oInterest Rate: 4%

•Interest Expense: LA Store/Factory- Old National = $22,303

oInterest Rate: 4%

•Interest Expense: IN Factory- Old National = $10,921

oInterest Rate: 4%

At December 31, 2022, the aggregate maturities of notes payable for the next five years and thereafter are as follows:

2022	$-
2023	$-
2024	$-
2025	$-
2026 and thereafter	$1,728,883
Total	$1,728,883

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

December 31, 2022 Activity

During the year ended March 31, 2022, the Company had the following common stock transactions:

•Issuance of 2,773,900 shares in private placements valued at $1,534,999

•Issuance of 15,584,000 shares for services valued at $7,792,000

•Issuance of 1,000,000 shares for the purchase of 7K Farms valued at $500,000

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

NOTE 8 – RESTATEMENT

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior period as previously reported to the restated amounts.

Yo-Health, Inc.

Balance Sheets

	As Reported	December 31,	As Restated
	December 31,	2022	December 31,
	2022	Adjustments	2022

Current assets
Cash	$124,062	$-	$124,062
Accounts receivable	179,298	-	179,298
Total current assets	303,361	-	303,361
Property plant and equipment, net	4,246,373	(229,237)	4,017,136
Intangible assets	37,999	-	37,999
Right of use assets	776,405	-	776,405
Other assets	1,200	-	1,200
Security deposits	29,150	-	29,150
Total Assets	$5,394,487	$(229,237)	$5,165,250

Current liabilities
Accounts payable and accrued expenses	$56,254	$2,979	$59,233
Lease liabilities short term	188,113	-	188,113
Line of credit	-	61,490	61,490
Total current liabilities	244,367	64,468	308,836
Long term lease liabilities	610,930	-	610,930
Mortgage liabilities	1,732,262	(3,379)	1,728,883
Total Liabilities	2,587,559	61,090	2,648,649

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 70,590,898 and 51,232,998 outstanding as of December 31, 2022 and 2021, respectively	7,059	-	7,059
Additional paid- in capital	16,984,590	-	16,984,590
Accumulated deficit	(14,184,721)	(290,327)	(14,475,048)
Total Stockholders' Equity	2,806,928	(290,327)	2,516,601
Total Liabilities and Stockholders' Equity	$5,394,487	$(229,237)	$5,165,250

Yo-Health, Inc.

Statements of Operations

	Year Ended	As Reported	As Restated
	December 31,	December 31,	December 31,
	2022	2022	2022

Revenue	$4,038,120	$55,092	$4,093,212
Cost of revenue	2,964,919	105,092	3,070,011
Gross profit	1,073,200	(50,000)	1,023,200

Operating Expenses:
General and administrative expenses	2,878,230	(21,163)	2,857,067
Stock based compensation	1,266,500	(500,000)	766,500
Stock based compensation - officers	7,025,500	-	7,025,500
Professional fees	202,208	-	202,208
Rent expense	251,642	-	251,642
Goodwill impairment	-	750,000	750,000
Total operating expenses	11,624,080	228,837	11,852,918
Loss from operations	(10,550,880)	(278,837)	(10,829,717)
Other income (expense)
Interest expense	(46,890)	(11,490)	(58,380)
Other income (expense)	6,975	-	6,975
Other expense, net	(39,915)	(11,490)	(51,405)
Income (loss) before provision for income taxes	(10,590,795)	(290,327)	(10,881,122)
Provision (credit) for income tax	-	-	-
Net income (loss)	$(10,590,795)	$(290,327)	(10,881,122)

Basic and diluted loss per share	$-	$(0.00)	(0.18)

Weighted average shares outstanding	-	61,185,634	61,185,634

Yo-Health, Inc.

Statements of Cash Flows

	Year Ended	As Reported	As Restated
	December 31,	December 31,	December 31,
	2022	2022	2022

Cash Flows From Operating Activities:
Net income (loss)	$(10,590,795)	$(290,327)	$(10,881,122)
Goodwill impairment	-	750,000	750,000
Stock based compensation	8,292,000	(500,000)	7,792,000
Depreciation	284,558	(21,213)	263,345
Changes in operating assets and liabilities
Accounts receivable	122,080	-	122,080
Accounts receivable other	7,400	-	7,400
Subscriptions receivable	20,000	-	20,000
Security deposits	(6,700)	-	(6,700)
Accounts payable	(91,503)	2,979	(88,524)
Other assets	(1,200)	-	(1,200)
Mortgage payable	598,013	(3,379)	594,634
Net cash provided by (used for) operating activities	(1,366,146)	(61,940)	(1,428,086)
		-
Cash flows from Investing Activities
Property and equipment -asset purchase	(1,474,378)	450	(1,473,928)
Cash flows used in investing activities	(1,474,378)	450	(1,473,928)

Cash Flows From Financing Activities:
Proceeds from line of credit	-	61,490	61,490
Proceeds from the sale of common stock	1,534,999	-	1,534,999
Net cash provided by (used for) investing activities	1,534,999	61,490	1,596,489

Net Increase (Decrease) In Cash	(1,305,525)	-	(1,305,525)
Cash At The Beginning Of The Period	1,429,587	-	1,429,587
Cash At The End Of The Period	$124,062	$-	$124,062

NOTE 9 – COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies as of December 31, 2022.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, on 1/10/23, the long-term lease in Champagne, Illinois was terminated. As a result, base rent for January 2023 – March 2023 was paid which amounted to $7,550.01. Additionally, the Company raised $50,000 in proceeds from the sale of Units of its equity to its investors comprised of 100,000 shares of its common stock and 100,000 warrants, exercisable for two years at a strike price of $1.25.

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

YO-HEALTH, INC.

By:	/s/ Peter Thawnghmung
Peter Thawnghmung, Chief Executive Officer and Director

Date: June 12, 2023

By:	/s/ Rosemarie Moschetta
Rosemarie Moschetta, Secretary/Treasurer and Director

Date: June 12, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

YO-HEALTH, INC.

By:	/s/ Peter Thawnghmung
Peter Thawnghmung, Chief Executive Officer and Director

Date: June 12, 2023

By:	/s/ Rosemarie Moschetta
Rosemarie Moschetta, Secretary/Treasurer and Director

Date: June 12, 2023