Form 10-Q
period 2023-03-31
Yo-Health Inc.
filed 2023-07-19
CIK 1844793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-222631

YO-HEALTH, INC

(Exact name of registrant as specified in its charter)

Nevada	85-3135038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4418 Summit View Road Dublin, Ohio	43016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (614) 327- 7630

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 19, 2023, the registrant had 76,096,355 shares of its common stock issued and outstanding.

YO-HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim financial statements of Yo-Health, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 which we filed with the SEC on June 12, 2023 (the “Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Yo-Health, Inc.

Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
Current assets
Cash	$358,957	$124,062
Accounts receivable	231,378	179,298
Accounts receivable- other	1,730	-
Total current assets	592,065	303,361
Property plant and equipment, net	3,718,256	4,017,136
Intangible assets	37,999	37,999
Right of use assets	731,643	776,405
Other assets	-	1,200
Security deposits	29,150	29,150
Total Assets	$5,109,112	$5,165,250

Current liabilities
Accounts payable and accrued expenses	$67,620	$59,233
Lease liabilities short term	188,113	188,113
Line of credit	266,490	61,490
Total current liabilities	522,222	308,836
Long term lease liabilities	566,585	610,930
Mortgage liabilities	1,716,356	1,728,883
Total Liabilities	2,805,163	2,648,649

Stockholders' Equity

Common stock, $0.0001 par value; 150,000,000 shares authorized, 71,840,898 and 70,590,898 outstanding as of March 31, 2023 and December 31 2022, respectively	7,184	7,059
Additional paid- in capital	17,609,465	16,984,590
Accumulated deficit	(15,312,700)	(14,475,048)
Total Stockholders' Equity	2,303,949	2,516,601
Total Liabilities and Stockholders' Equity	$5,109,112	$5,165,250

The accompanying notes are an integral part of these unaudited financial statements.

Yo-Health, Inc.

Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Revenue	$2,048,070	$712,775
Cost of revenue	1,566,531	974,696
Gross profit	481,540	(261,921)

Operating Expenses:
General and administrative expenses	568,790	151,786
Stock based compensation	4,000	5,000
Stock based compensation - related party	551,000	-
Professional fees	124,591	43,102
Rent expense	57,192	47,753
Total operating expenses	1,305,572	247,640
Loss from operations	(824,033)	(509,562)
Other income(expense)
Interest expense	(14,057)	(11,307)
Gain on the sale of building	438	-
Other expense, net	(13,619)	(11,307)
Loss before provision for income taxes	(837,652)	(520,868)
Provision (credit) for income tax
Net (loss)	$(837,652)	$(520,868)

Basic and diluted (loss) per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	71,207,265	51,638,220

The accompanying notes are an integral part of these unaudited financial statements.

Yo-Health, Inc.

Statements of Changes in Stockholders' Equity

For the Three Months Ended March 31, 2023 and March 31, 2022

(Unaudited)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2021	51,232,998	$5,123	$7,159,526	$(3,593,926)	$3,570,723

Shares issued for services	10,000	1	4,999		5,000

Issuance of common stock and warrants in private placements	898,000	90	505,110		505,200

Net loss				(520,868)	(520,868)

Balance, March 31, 2022	52,140,998	$5,214	$7,669,635	$(4,114,794)	$3,560,055

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2022	70,590,898	$7,059	$16,984,590	$(14,475,048)	$2,516,601

Stock based compensation	1,110,000	111	554,889		555,000

Issuance of common stock and warrants in private placements	140,000	14	69,985		70,000

Net loss				(837,652)	(837,652)

Balance, March 31, 2023	71,840,898	$7,184	$17,609,464	$(15,312,700)	$2,303,949

The accompanying notes are an integral part of these unaudited financial statements.

Yo-Health, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net (loss)	$ (837,652)	$ (520,868)
Stock based compensation	555,000	5,000
Depreciation	76,124	11,657
Changes in operating assets and liabilities
Accounts receivable	(52,080)	38,208
Accounts receivable other	(1,730)	7,400
Subscriptions receivable		(20,000)
Other assets	1,200	-
Lease liabilities	417
Security deposits		(4,200)
Accounts payable	8,387	49,456
Mortgage payable	(12,527)	-
Net cash (used in) operating activities	(262,861)	(433,347)

Cash flows from Investing Activities
Property and equipment -asset purchase	-	(108,284)
Cash flows (used in) investing activities	-	(108,284)

Cash Flows From Financing Activities:
Proceeds from line of credit	205,000	-
Proceeds from the sale of building, net	222,756	-
Proceeds from the sale of common stock	70,000	505,200
Net cash provided by investing activities	497,756	505,200

Net Increase (Decrease) In Cash	234,895	(36,431)
Cash At The Beginning Of The Period	124,062	1,429,587
Cash At The End Of The Period	$ 358,957	$ 1,393,156

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations

YO-Health, Inc. (“YO-Health” or the “Company”) was established as a C-Corporation in Nevada on October 22, 2020. The Company is the parent company to Yoshi Inc, Sun & Moon Café, 7K Farms and Joyce’s Bakery Inc. YO-Health manufactures, retails, wholesales, and distributes premium, healthy, unique, and innovative food products.

The Company commenced operations in October 2020 by acquiring a Beijing-style premium yogurt store in Woodside, New York. The Company has since launched the subsidiaries Yoshi Restaurants, Inc., Sun & Moon, and Joyce’s Bakery & Café, Inc. The Company acquired Win’s Sushi in 2021 with 16 locations. Until May 15, 2023 Yoshi contracted 19 grocery locations in Baton Rouge, Louisiana-see Note 9 - Subsequent Events. The Company currently has 3 Yoshi model restaurants, and 1 yogurt manufacturing facility.

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

•7K Farms delivers wholesale food and supplies to the Company locations as well as other restaurant and grocery locations.

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The financial statements include the accounts of the Company and its subsidiaries: Yoshi Inc, Sun & Moon Café, and Joyce’s Bakery Inc.

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

During the three months ended March 31, 2023, the Company had a loss from operations of $837,652. As of March 31, 2023 the Company had an accumulated deficit of $15,312,700. The Company expects to generate operating cash flows that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement the expected cash flow.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

We performed our annual fair value assessment on December 31, 2021, on our purchases of the New Orleans, Woodside, 7K Farms and the Champagne, Illinois acquisitions, and determined that an impairment charge of $750,000 and $1,000,000, respectively, was necessary for the years ended December 31, 2022 and 2021. As a result, we had no goodwill as of March 31, 2023 and December 31, 2022, respectively. The balance of indefinite-lived intangible assets comprised of trademarks were $37,399 and $37,399, respectively, as of March 31, 2023, and December 31, 2022.

Revenue Recognition

The Company recognizes revenue under the guidelines of ASC 606. Sales, as presented in the Company’s statement of earnings, represent revenue; and food and beverage products sold which is presented net of discounts, coupons, employee meals and complimentary meals. Revenue is recognized using the five step approach required under the guidelines of ASC 606:

1.Identify the contract with the client,

2.Identify the performance obligations in the contract,

3.Determine the transaction price,

4.Allocate the transaction price to performance obligations in the contract

5.Recognize revenues when or as the Company satisfies a performance obligation

For retail operations, all five steps of revenue recognition occur almost simultaneously. The customer orders food from a menu or store sign, it is given to the customer who then pays for the food order at the cash register. The Company’s store business represented approximately 58.2% and 100% of our revenue for the three months ended March 31, 2023, and 2022, respectively.

For wholesale sales the customer orders wholesale items from a store sign or catalogue, it is given or delivered to the customer who then pays for the items within 7 days of sale. The Company’s store business represented approximately 41.8% and 0% of our revenue for the years ended March 31, 2023, and 2022, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2023, and December 31, 2022, the Company’s cash equivalents totaled $358,957 and $124,062 , respectively.

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

For the three months ended March 31, 2023, and 2022 we recorded depreciation expense of $76,124 and $11,657, respectively.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and diluted common share equivalents outstanding.

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

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on March 31, 2023, and December 31, 2022:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, property, and equipment	$3,881,737	$313,481	$3,568,256	$4,060,518	(242,382)	$3,818,136
Land	$150,000	$-	$150,000	$199,000	-	$199,000
Total fixed assets	$4,031,737	$313,481	3,718,256	4,259,518	(242,382	$4,017,136

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

NOTE 4 – MORTGAGES PAYABLE

The balance in mortgages payable was $1,716,356 and $1,728,883 as of March 31, 2023, and December 31, 2022, respectively. The mortgage balance as of March 31, 2023, is comprised of:

•Mortgage Loans: CNB Bank- OH Store = $276,379.55

•Mortgage Loans: LIP Accounts Payable = $145,000

•Mortgage Loans: Old National Bank- LA Store/Fac = $534,986.56

•Mortgage Loans: Old National Loan- IN Factory = $265,094

•Mortgage Loans: Old National – 7K farms - Mtg = $494,896.28

The balance in interest expense was $27,224.37 and $11,307 as of March 31, 2023, and March 31, 2022, respectively. The interest expense balance as of March 31, 2023, is comprised of:

•Interest Expense: OH Store- CNB Bank = $5,116.06

Interest Rate: 4%

•Interest Expense: LA Store/Factory- Old National = $5,383.33

Interest Rate: 4%

•Interest Expense: IN Factory- Old National = $2,667.83

Interest Rate: 4%

•Interest Expense: 7K Farms RE - Old National = $10,763.10

Interest Rate: 6.5%

•Interest Expense: LOC 7K Farms- Old National = $3,294.05

Interest Rate: 8%

On March 31, 2023, the aggregate maturities of notes payable for the next five years and thereafter are as follows:

2022	$-
2023	$-
2024	$-
2025	$-
2026 and thereafter	$1,716,356
Total	$1,716,356

NOTE 5 – RELATED PARTY TRANSACTIONS

Peter Thawnghmung, the Company’s Chairman and CEO is the spouse of Vila Thawnghmung, who is a director of the Company. The Company has 4 directors, therefore, Peter and Vila Thawnghmung, two of those directors can control all Company activity. Peter and Vila Thawnghmung have personally guaranteed all of the mortgages on the real properties owned by the Company and its subsidiaries. Arianna Phrakornkham, their daughter, is the controller of the Company.

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

During the three months ended March 31, 2023, Peter and Vila Thawnghmung received 102,000 shares for service performed. These share were valued at $51,000. During this period, Rome Thalop, who was appointed a director on March 23, 2023 purchased 100,000 shares for $50,000 and was awarded 500,000 shares valued at $250,000 for his appointment as a director.

NOTE 6 – LEASES

As of March 31, 2023, the Company had signed 5 long-term leases:

•Champagne, Illinois: The Company entered into a lease for $2,516.67/month with a lease term of 3 years (1/1/2021 – 12/31/2023). After 3 years, the Company has an option to renew for $2,718/month with a lease term of an additional 3 years (1/1/2024 – 12/31/2027).

oNote: Lease was terminated 1/10/23.

•Flushing, New York: The Company entered into a lease for $7,500/month with a lease term of 5 years (11/25/2020 – 11/15/2025).

•Columbus, Ohio: The Company entered into a lease for $3,370.83/month with a lease term of 7 years (6/4/2021 – 3/31/2028).

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

The weighted average remaining lease term for operating leases is 3.98 years and the weighted average discount rate for operating leases is 4%.

Maturities of Lease Liabilities as of March 31, 2023 were as follows:

Operating
Leases
2023	$156,310
2024	212,833
2025	208,660
2026	103,114
2027	95,650
Thereafter	33,112
809,679
Less imputed interest	70,124
Total	$739,555

Operating cash flows from operating leases for the year ended December 31, 2022 was $197,187 and lease assets obtained in exchange for operating lease liabilities for the year ended December 31, 2022 of $693,230.

NOTE 7 – EQUITY

The Company has authorized 150,000,000 shares of par value of $0.0001 common stock. As of March 31, 2023, and December 31, 2022, the Company had 71,840,898 and 70,590,898 common shares issued and outstanding, respectively.

March 31, 2023 Activity

During the three months ended March 31, 2023, the Company had the following common stock transactions:

•Issuance of 1,110,000 shares for services valued at $550,000.

•Issuance of 140,000 shares in private placements valued at $70,000.

December 31, 2022 Activity

During the year ended December 31, 2022, the Company had the following common stock transactions:

•Issuance of 2,773,900 shares in private placements valued at $1,534,999.

•Issuance of 15,584,000 shares for services valued at $7,792,000.

•Issuance of 1,000,000 shares for the purchase of 7K Farms valued at $500,000.

Warrants

As of March 31, 2023, the Company had 6,119,998 warrants outstanding, all with a strike price of $1.25. The warrants have a two-year term and expire at varying times between December 2022 and March 2025.

A summary of the status of the outstanding stock warrants is presented below:

Exercise Price	Number Outstanding 03/31/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.25	6,119,998	0.84 years (307 days)	$1.25

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On April 20, 2021, the Company entered into a purchase agreement with Epitome of Agape, LLC d/b/a Win’s Sushi (“Epitome”) a vendor who supplies sushi products to 19 grocery stores in Louisiana for the Company’s subsidiary, Yoshi Inc. On or around May 15, 2023 the Company believes that Epitome materially breached that purchase agreement causing the Company to prospectively lose all of its revenue from its sushi business at all 19 stores in Louisiana. Due to this breach, the Company has initiated proceedings with the American Arbitration Association to recover its damages from the culpable parties. In the coming days the Company will be sending its demands for arbitration.

NOTE 9 – SUBSEQUENT EVENTS

As described in Note 8, Epitome stopped supplying sushi products in mid-May 2023. As a result the Company has lost all of its revenues at its locations in Louisiana and has become a discontinued operation.

For the period ended December 31, 2022, sushi revenues were $2,801,431 and represented approximately 69.4% of the Company’s consolidated revenue. The unaudited pre-tax loss for the same period for the Company’s sushi business was $152,687. For the three month period ended March 31, 2023, unaudited revenue was $752,196 or approximately 36.7% of the Company’s consolidated revenue. The unaudited pre-tax income for the three months ended March 31, 2023 for Company’s sushi business was $61,782.

During the period subsequent to March 31, 2023 the Company received $70,000 in proceeds from the sale of 140,000 shares of common stock and issued 4,115,357 shares for services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (I) increase in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing, to enter into future agreements with companies, and plans to successfully expand our business operations and the sale of our products. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. All forward-looking statements speak only as of the date of this Quarterly Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

The audited financial statements for our fiscal year ended December 31, 2022, contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

References in this section to “Yo-Health,” “we,” “us,” “our,” “the Company” and “our Company” refer to Yo-Health, Inc.

Overview

YO-Health, Inc. (“YO-Health” or the “Company”) was established as a C-Corporation in Nevada on October 22, 2020. The Company is the parent company to Yoshi Inc, Sun & Moon Café, 7K Farms and Joyce’s Bakery Inc. YO-Health manufactures, retails, wholesales, and distributes premium, healthy, unique, and innovative food products.

The Company commenced operations in October 2020 by acquiring a Beijing-style premium yogurt store in Woodside, New York. The Company has since launched the subsidiaries Yoshi Restaurants, Inc., Sun & Moon, and Joyce’s Bakery & Café, Inc. The Company acquired Win’s Sushi in 2021 with 16 locations. Until May 15, 2023 Yoshi contracted 19 grocery locations in Baton Rouge, Louisiana-see Note 9 - Subsequent Events. The Company currently has 3 Yoshi model restaurants, and 1 yogurt manufacturing facility.

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

•7K Farms delivers wholesale food and supplies to the Company locations as well as other restaurant and grocery locations.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenue and Cost of Sales

During the three months ended March 31, 2023 revenues were $2,048,070 compared to revenue of $712,775 for the three months ended March 31, 2022. The increase is attributable to the addition of new business and locations in the 2023 period. On May 15, 2023 the Company’s vendor supplying sushi products to 19 stores in Louisiana breached its contract. See Note 8. Legal Proceedings. In the event the Company is unable to replace this vendor, the Company will lose approximately $752,000 in revenues prospectively or approximately 37% of its consolidated revenue as of March 31, 2023.

Cost of sales was $1,566,531 for the three months ended March 31, 2023 compared cost of revenue of $974,696 for the three months ended March 31, 2022. The increase is attributable to higher levels of sales.

Operating expenses

Operating expenses for the three months ended March 31, 2023 were $1,305,572 compared to $247,640 for the three months ended March 31, 2022. Operating expenses include $555,000 and $5,000 in stock based compensation for the three month periods ended March 31, 2023 and March 31, 2022, respectively. Excluding stock base compensation operating expenses were $750,572 and $242,640, respectively for the periods ended March 31, 2023 and 2022. The increase in the 2023 period is attributable to the addition to expenses associated of new lines of business during the 2023 period.

Net (Loss) Income

As a result of the foregoing we recorded a loss of $(837,652) or $(0.01) per share for the three months ended March 31, 2023 compared to an operating loss of $(520,868) or $(0.01) per share for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023 our cash balance was $358,957.

Cash used in operating activities was $(262,861) for the three months ended March 31, 2023 compared to $(433,347) during the three months ended March 31, 2022. The decrease in cash used in operating activities is attributable to an improvement in profitability net of non-cash stock based compensation in the 2023 period compared to the 2022 period.

Cash flows used in investing activities was $-0- and $(108,284), respectively for the three months ended March 31, 2023 and March 31, 2022, respectively due to the purchase of fixed assets during the 2022 period.

Cash flows from financing activities was $497,756 during the three months ended March 31, 2023 compared to $505,200 during the three months ended March 31, 2022. During the 2023 period the Company received proceeds of $205,000 from its line of credit, $222,756 from the sale of a building and $70,000 in proceeds from the sale of common stock, compared to $505,200 from the sale of common stock in the 2022 period.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a basis, we have incurred significant operating losses since inception. The Company’s independent auditor has indicated substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with a consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare our financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 2 to our unaudited financial statements contained herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because we are an emerging growth company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Secretary/Treasurer (Chief Financial Officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures are not effective.

Management has identified the following material weaknesses in our internal control over financial reporting:

Management has concluded that there is a material weakness due to the control environment. The control environment is impacted due to the company’s inadequate segregation of duties, including information technology control activities.

Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

In an effort to remediate the identified material weakness and enhance our internal control over financial reporting, we have hired additional personnel to help ensure that we are able to properly implement internal control procedures.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

None

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “– Legal Proceedings” in Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this report, which section is incorporated by reference herein.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2023 the Company had the following common stock transactions:

Issuance of 140,000 shares in private placements valued at $70,000.

Issuance of 1,110,000 shares for services valued at $550,000.

These issuances were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 21, 2023, the Company’s board of directors adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to its officers, directors, and employees. A copy of the Code of Ethics is filed as Exhibit 14.1 to this Quarterly Report.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YO-HEALTH, INC.

Date: July 19, 2023	By:	/s/ Peter Thawnghmung
	Name:	Peter Thawnghmung, CEO
	Title:	Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)