Form 10-K/A
period 2022-12-31
Yo-Health Inc.
filed 2023-10-02
CIK 1844793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 29549

FORM 10-K/A

(Amendment No. 2)

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

4418 Summit View Road, Dublin, Ohio 43016

(Address of Principal Executive Office and Zip Code)

(614) 327-7630

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

10-K/A Amendment No. 1 on Form 10-K/A was filed with Securities and Exchange Commission (“SEC”) on June 12, 2023. The Form 10-K/A Amendment No. 1 amended and restated certain items noted below in the Annual Report on Form 10-K of YO-Health Inc. for the fiscal year ended December 31, 2022, as originally filed with the SEC on April 17, 2023 (the “Original Filing”).

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

10K/A Amendment No.2.  This Amendment No.2 on Form 10-K/A (this “Form 10-K/A Amendment No. 2”)  expands certain disclosures included in 10-K/A Amendment No.1 as follows:

In Amendment 10-K/A No.1 as noted above, we disclosed :

On November 1, 2022 we completed the acquisition of 7K Farms and subsequently determined that the accounting for the acquisition as well as the activity subsequent to the acquisition through December 31, 2022 was not recorded correctly on our financial statements. The result of these errors was an understatement of our net loss for the year ended December 31, 2022 of $290,327.

We are expanding our disclosure to indicate that the reason that the accounting at 7K Farms was incorrect is because the bookkeeper for 7K Farms did not make the proper journal entries at the end of the year, and the Company's outside CPA firm did not properly supervise her and review her work.  Additionally, the Company's outside CPA firm made incorrect acquisition entries for 7K Farms which compounded the problem thus causing restatements of the balance sheet, income statement, cash flow statement as well as related disclosures.  These errors were discovered by the Company's CFO consultant after Form 10-K was filed.  Prior to these errors occurring the Company already had a material weakness in internal controls as noted in the Original Filing. As a result we are amending and expanding our disclosure in 9A, Controls and Procedures.

The Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A Amendment No.2 (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Secretary  Treasurer in connection with the review of our financial statements as of December 31, 2022. Additionally, subsequent to the filing of the Form 10-K, we discovered that the accounting at 7K Farms was incorrect because the bookkeeper for 7K Farms did not make the proper journal entries at the end of the year, and the Company's outside CPA firm did not properly supervise her and review her work.  Further, the Company's outside CPA firm made incorrect acquisition entries for 7K Farms which compounded the problem thus causing restatements to the balance sheet, income statement, cash flow statement, as well as related disclosures.

Management believes that the poor performance of its former outside CPA firm resulted in the Company’s restatement. We have addressed this issue by hiring a new accounting resource. Additionally we have addressed ineffective oversight in the establishment and monitoring of required internal controls and procedures by adding an independent director to our Board of Directors. With the assistance of our CFO Consultant we are implementing new controls and procedures, and providing proper oversight to the accounting function at 7K Farms before the filing of our 2nd quarter 10-Q report.

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

Vila Thawnghmung, Director and Business Development Manager

Vila has a Bachelor of Science degree, and has been a small business entrepreneur for many years. She has built companies from the ground up, with a proven track record. She brings to the company an understanding of the challenges of small business and the dedication required to move these companies forward. During the past five years Ms. Thawnghmung has been employed as: 2005-present, Administrator, Nationwide Home Healthcare, Columbus, OH; 2006-present, Administrator, Premier Home Care,  Columbus, OH.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

April 17, 2023 except for the effects of the restatement described in Note, as to which date is June 12, 2023

Yo-Health, Inc.

Balance Sheets

	December 31,	December 31,
	2022	2021
	Restated
Current assets
Cash	$124,062	$1,429,587
Accounts receivable	179,298	301,378
Subscriptions receivable	-	20,000
Accounts receivable- other	-	7,400
Total current assets	303,361	1,758,365
Property plant and equipment, net	4,017,136	3,033,915
Intangible assets	37,999	37,999
Right of use assets	776,405	-
Other assets	1,200	-
Security deposits	29,150	22,450
Total Assets	$5,165,250	$4,852,729

Current liabilities
Accounts payable and accrued expenses	$59,233	$147,757
Lease liabilities short term	188,113	-
Line of credit	61,490
Total current liabilities	308,836	147,757
Long term lease liabilities	610,930	-
Mortgage liabilities	1,728,883	1,134,249
Total Liabilities	2,648,649	1,282,006

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 70,590,898 and 51,232,998 outstanding as of December 31, 2022 and 2021, respectively	7,059	5,123
Additional paid- in capital	16,984,590	7,159,526
Accumulated deficit	(14,475,048)	(3,593,926)
Total Stockholders' Equity	2,516,601	3,570,723
Total Liabilities and Stockholders' Equity	$5,165,250	$4,852,729

The accompanying notes are an integral part of these financial statements.

Yo-Health, Inc.

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
	Restated
Revenue	$4,093,212	$1,557,375
Cost of revenue	3,070,011	1,997,865
Gross profit	1,023,200	(440,489)

Operating Expenses:
General and administrative expenses	2,857,067	274,103
Stock based compensation	766,500	-
Stock based compensation - officers	7,025,500	1,046,250
Professional fees	202,208	163,723
Rent expense	251,642	203,014
Goodwill impairment	750,000	1,000,000
Total operating expenses	11,852,918	2,687,090
Loss from operations	(10,829,717)	(3,127,579)
Other income (expense)
Interest expense	(58,380)	(15,901)
Other income (expense)	6,975	-
Other expense, net	(51,405)	(15,901)
Income (loss) before provision for income taxes	(10,881,122)	(3,143,480)
Provision (credit) for income tax	-	-
Net income (loss)	$(10,881,122)	$(3,143,480)

Basic and diluted loss per common share	$(0.18)	$(0.07)

Basic and diluted weighted average number of shares outstanding:	61,185,634	45,131,339

The accompanying notes are an integral part of these financial statements.

Yo-Health, Inc.

Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2022 and December 31, 2021

Restated

			Additional	Accumulated	Total
	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2020	29,880,000	$2,988	$815,912	$450,446	$368,454

Issuance of common stock and warrants in private placements	14,227,998	1,423	4,298,076		4,299,499

Assets purchased with restricted common shares	4,000,000	400	999,600		1,000,000

Shares issued for services	3,125,000	313	1,045,938		1,046,250

Net loss				(3,143,480)	(3,143,480)

Balance, December 31, 2021	51,232,998	$5,123	$7,159,526	$(3,593,926)	$3,570,723

Shares issued for services	15,584,000	1,558	7,790,442		7,792,000

Shares issued to purchase 7K Farms	1,000,000	100	499,900		500,000

Issuance of common stock and warrants in private placements	2,773,900	277	1,534,722		1,534,999

Net loss				(10,881,122)	(10,881,122)

Balance, December 31, 2022 Restated	70,590,898	7,059	$16,984,590	$(14,475,048)	$2,516,601

The accompanying notes are an integral part of these financial statements.

Yo-Health, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
	Restated
Cash Flows From Operating Activities:
Net income (loss)	$(10,881,122)	$(3,143,480)
Goodwill impairment	750,000	1,000,000
Stock based compensation	7,792,000	1,046,250
Depreciation	263,345	1,675
Changes in operating assets and liabilities
Accounts receivable	122,080	(301,378)
Accounts receivable other	7,400	(7,400)
Subscriptions receivable	20,000	59,625
Security deposits	(6,700)	(4,450)
Accounts payable	(88,524)	144,757
Other assets	(1,200)	-

Net cash provided by (used for) operating activities	(833,452)	(1,204,401)

Cash flows from Investing Activities
Property and equipment -asset purchase	(2,068,562)	(1,939,340)
Cash flows used in investing activities	(2,068,562)	(1,939,340)

Cash Flows From Financing Activities:
Proceeds from line of credit	61,490	-
Proceeds from the sale of common stock	1,534,999	4,299,499
Net cash provided by (used for) investing activities	1,596,489	4,299,499

Net Increase (Decrease) In Cash	(1,305,525)	1,155,758
Cash At The Beginning Of The Period	1,429,587	273,829
Cash At The End Of The Period	$124,062	$1,429,587

Supplemental disclosure of non-cash information
Assumption of mortgage	$594,634	$1,134,249

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

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on December 31, 2022, and December 31, 2021:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, property, and equipment	$4,060,518	$(242,382)	$3,818,136	$2,986,590	$(1,675)	$2,984,915
Land	$199,000	-	199,000	49,000	-	49,000
Total fixed assets	$4,259,518	$(242,382)	$4,017,136	$3,035,590	$(1,675)	$3,033,915

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

December 31, 2022 Activity

During the year ended March 31, 2022, the Company had the following common stock transactions:

·Issuance of 2,773,900 shares in private placements valued at $1,534,999·Issuance of 15,584,000 shares for services valued at $7,792,000

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

NOTE 8 – RESTATEMENT

The Company filed the Original Form 10-K on April 17 , 2022. Subsequent to the filing of the Original Form 10-K, the Company filed Form 10-K/A Amendment No. 1 on June 12, 2023 to restate its financial statements due to the Company discovering that it made the following errors in the Original Form 10-K: (i) the Company’s bookkeeper for its 7K Farms subsidiary did not make proper accounting entries as of December 31, 2022, (ii) the Company’s outside CPA firm did not properly supervise the bookkeeper, (iii) and the CPA firm made incorrect acquisition entries related to the Company’s acquisition of its 7K Farms subsidiary. As a result of these errors there were a number of material adjustments to the Company’s December 31, 2022 financial statements:

(a)  Property plant and equipment was overstated by $229,237

(b)  The line of credit outstanding was understated by $61,490

(c)  Revenue was understated by $55,092

(d)  Cost of revenue was understated by $105,092

(e)  Stock based compensation was overstated by $500,000

(f)  Goodwill impairment was understated by $750,000

The cumulative impact of these errors was to understate the Company’s loss for the year ended December 31, 2022 by $290,327.

Subsequent to the filing of the 10-K/A, Amendment No. 1 on June 12, 2023 the Company discovered that it had misclassified the purchase of property and mortgage on its Statements of Cash Flow as a cash item instead of non-cash transaction amounting to $594,634. This misclassification had no impact on the ending cash balance, the balance sheet or on the Company’s statements of operations.

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior period as previously reported on Form 10-K and 10-K/A Amendment No. 1 to the restated amounts.

Yo-Health, Inc.

Balance Sheets

	As Reported	December 31,	As Restated
	December 31,	2022	December 31,
	2022	Adjustments	2022

Current assets
Cash	$124,062	$-	$124,062
Accounts receivable	179,298	-	179,298
Total current assets	303,361	-	303,361
Property plant and equipment, net	4,246,373	(229,237)	4,017,136
Intangible assets	37,999	-	37,999
Right of use assets	776,405	-	776,405
Other assets	1,200	-	1,200
Security deposits	29,150	-	29,150
Total Assets	$5,394,487	$(229,237)	$5,165,250

Current liabilities
Accounts payable and accrued expenses	$56,254	$2,979	$59,233
Lease liabilities short term	188,113	-	188,113
Line of credit	-	61,490	61,490
Total current liabilities	244,367	64,468	308,836
Long term lease liabilities	610,930	-	610,930
Mortgage liabilities	1,732,262	(3,379)	1,728,883
Total Liabilities	2,587,559	61,090	2,648,649

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 70,590,898 and 51,232,998 outstanding as of December 31, 2022 and 2021, respectively	7,059	-	7,059
Additional paid- in capital	16,984,590	-	16,984,590
Accumulated deficit	(14,184,721)	(290,327)	(14,475,048)
Total Stockholders' Equity	2,806,928	(290,327)	2,516,601
Total Liabilities and Stockholders' Equity	$5,394,487	$(229,237)	$5,165,250

Yo-Health, Inc.

Statements of Operations

	Year Ended	As Reported	As Restated
	December 31,	December 31,	December 31,
	2022	2022	2022

Revenue	$4,038,120	$55,092	$4,093,212
Cost of revenue	2,964,919	105,092	3,070,011
Gross profit	1,073,200	(50,000)	1,023,200

Operating Expenses:
General and administrative expenses	2,878,230	(21,163)	2,857,067
Stock based compensation	1,266,500	(500,000)	766,500
Stock based compensation - officers	7,025,500	-	7,025,500
Professional fees	202,208	-	202,208
Rent expense	251,642	-	251,642
Goodwill impairment	-	750,000	750,000
Total operating expenses	11,624,080	228,837	11,852,918
Loss from operations	(10,550,880)	(278,837)	(10,829,717)
Other income (expense)
Interest expense	(46,890)	(11,490)	(58,380)
Other income (expense)	6,975	-	6,975
Other expense, net	(39,915)	(11,490)	(51,405)
Income (loss) before provision for income taxes	(10,590,795)	(290,327)	(10,881,122)
Provision (credit) for income tax	-	-	-
Net income (loss)	$(10,590,795)	$(290,327)	(10,881,122)

Basic and diluted loss per share	$-	$(0.00)	(0.18)

Weighted average shares outstanding	-	61,185,634	61,185,634

Yo-Health, Inc.

Statements of Cash Flows

	Year Ended	As Reported	As Restated
	December 31,	December 31,	December 31,
	2022	2022	2022

Cash Flows From Operating Activities:
Net income (loss)	$(10,590,795)	$(290,327)	$(10,881,122)
Goodwill impairment	-	750,000	750,000
Stock based compensation	8,292,000	(500,000)	7,792,000
Depreciation	284,558	(21,213)	263,345
Changes in operating assets and liabilities
Accounts receivable	122,080	-	122,080
Accounts receivable other	7,400	-	7,400
Subscriptions receivable	20,000	-	20,000
Security deposits	(6,700)	-	(6,700)
Accounts payable	(91,503)	2,979	(88,524)
Other assets	(1,200)	-	(1,200)
Mortgage payable	598,013	(598,013)	-
Net cash provided by (used for) operating activities	(1,366,146)	(656,574)	(2,022,720)
		-
Cash flows from Investing Activities
Property and equipment -asset purchase	(1,474,378)	595,084	(879,294)
Cash flows used in investing activities	(1,474,378)	595,084	(879,294)

Cash Flows From Financing Activities:
Proceeds from line of credit	-	61,490	61,490
Proceeds from the sale of common stock	1,534,999	-	1,534,999
Net cash provided by (used for) investing activities	1,534,999	61,490	1,596,489

Net Increase (Decrease) In Cash	(1,305,525)	-	(1,305,525)
Cash At The Beginning Of The Period	1,429,587	-	1,429,587
Cash At The End Of The Period	$124,062	$-	$124,062

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

YO-HEALTH, INC.

	By:	/s/ Peter Thawnghmung
Peter Thawnghmung, Chief Executive Officer, President, (Principal Executive Officer and Principal Financial and Accounting Officer)

	By:	/s/ Vilaphone Thawnghmung
Vilaphone Thawnghmung, Secretary and Treasurer

Date: October 2, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Peter Thawnghmung
Peter Thawnghmung, Chief Executive Officer, President, Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

By:	/s/ Vilaphone Thawnghmung
Vilaphone Thawnghmung, Secretary and Treasurer, Director
By:	/s/ Rome Thalop
Rome Thalop, Director

Date: October 2, 2023