Form 10-K/A
period 2022-12-31
Yo-Health Inc.
filed 2023-10-24
CIK 1844793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 29549

FORM 10-K/A

(Amendment No. 3)

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

7551 Shelby Street, 3rd Floor Indianapolis, IN 46227

(Address of Principal Executive Office and Zip Code)

(513) 649-4881

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

1

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

2

3

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

10-K/A  Amendment No. 3

This Amendment No.3 on Form 10-K/A (this “Form 10-K/A Amendment No. 3”)  expands certain disclosures included in 10-K/A Amendment No.2 which was filed on October 2, 2023 as follows:

We are expanding our disclosure on Footnote No. 3, Property, Plant and Equipment.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

March 31, 2022 Activity

During the three months ended March 31, 2022 the Company had the following common stock transactions:

Issuance of 898,000 shares in private placements valued at $505,000.

Issuance of 10,000 shares for services valued at $5,000.

June 30, 2022 Activity

During the three months ended June 30, 2022 the Company had the following common stock transactions:

Issuance of 1,868,500 shares in private placements valued at $5,120,250.

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

Under the guidelines of ASC 820 the fair market value of the properties acquired from Yoshi Properties, LLC was estimated to be equivalent to the mortgages assumed, or approximately $695,000.  The determination of this price was based upon an analysis of comparable properties in the area as well as recent property tax bills for these properties.

In 2021 the Company raised approximately $1,535,000 in proceeds from the sale of common stock in private placements, all of which was at a price of $0.50 per share. Since the Company’s common shares do not trade on any exchange, the 1,000,000 shares issued to Yoshi Properties was recorded at a value of $0.50 per share, which the Company believes was the best indicator of the fair market value of these shares. As a result the Company recorded $500,000 in “stock based compensation expense-related party” on its Statements of Operations for the year ended December 31, 2021.

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

Subsequent to the filing of the 10-K/A, Amendment No. 1 on June 12, 2023 the Company discovered that it had misclassified the purchase of property and mortgage on its Statements of Cash Flow as a cash item instead of non-

cash transaction amounting to $594,634. This misclassification had no impact on the ending cash balance, the balance sheet or on the Company’s statements of operations.

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

Date: October 24, 2023

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

Date: October 24, 2023