Form 10-Q
period 2023-06-30
Yo-Health Inc.
filed 2024-02-12
CIK 1844793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-222631

YO-HEALTH, INC.

(Exact name of registrant as specified in its charter)

Nevada	85-3135038
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7551 Shelby Street, 3rd FL, Indianapolis, IN	46227
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (614) 327- 7630

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of February 12, 2024 the registrant had 77,553,721 shares of its common stock issued and outstanding.

YO-HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim condensed financial statements of Yo-Health, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 which we filed with the SEC on June 12, 2023 (the “Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Yo-Health, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
Current assets
Cash	$143,796	$124,062
Accounts receivable	-	179,298
Accounts receivable- other	2,130	-
Total current assets	145,926	303,361
Property plant and equipment, net	3,520,265	4,017,136
Intangible assets	40,799	37,999
Right of use assets	959,552	776,405
Other assets	-	1,200
Security deposits	29,150	29,150
Total Assets	$4,695,691	$5,165,250

Current liabilities
Accounts payable and accrued expenses	$162,218	$59,233
Lease liabilities short term	211,666	188,113
Line of credit	434,490	61,490
Total current liabilities	808,374	308,836
Long term lease liabilities	780,775	610,930
Mortgage liabilities	1,562,118	1,728,883
Total Liabilities	3,151,267	2,648,649

Stockholders' Equity

Common stock, $0.0001 par value; 100,000,000 shares authorized, 76,096,355 and 70,590,898 outstanding as of June 30, 2023 and December 31 2022, respectively	7,610	7,059
Additional paid- in capital	19,736,718	16,984,590
Accumulated deficit	(18,199,903)	(14,475,048)
Total Stockholders' Equity	1,544,424	2,516,601
Total Liabilities and Stockholders' Equity	$4,695,691	$5,165,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

Yo-Health, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue	$1,170,298	$128,435	$3,218,368	$186,894
Cost of revenue	1,147,254	490,987	2,713,784	862,483
Gross profit	23,044	(362,553)	504,584	(675,589)

Operating Expenses:
General and administrative expenses	2,748,984	5,294,872	3,716,739	5,445,652
Professional fees	74,964	61,634	199,555	104,736
Rent expense	79,061	55,800	136,253	103,552
Total operating expenses	2,903,009	5,412,306	4,052,547	5,653,941
Loss from operations	(2,879,965)	(5,774,859)	(3,547,963)	(6,329,529)
Other income(expense)
Interest expense	(56,093)	(11,428)	(70,150)	(22,735)
Gain on the sale of building	-	-	438	-
Other expense, net	(56,093)	(11,428)	(69,712)	(22,735)
Loss before provision for income taxes	(2,936,058)	(5,786,287)	(3,617,675)	(6,352,264)
Provision (credit) for income tax	-	-	-	-
Loss from continuing operations	(2,936,058)	(5,786,287)	(3,617,675)	(6,352,264)
Income (loss) from discontinued operations	48,856	154,782	(107,180)	199,891
Net loss	$(2,887,203)	$(5,631,505)	$(3,724,855)	$(6,152,373)

Basic and diluted (loss) per common share:
Loss from continuing operations	$(0.04)	$(0.09)	$(0.10)	$(0.11)
Income (loss) from discontinued operations	$0.00	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding	76,096,355	64,249,998	73,968,627	58,195,498

The accompanying notes are an integral part of these unaudited condensed financial statements.

Yo-Health, Inc.

Condensed Statements of Changes in Stockholders' Equity

For the Six Months Ended June 30, 2023 and June 30, 2022

(Unaudited)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2021	51,232,998	$5,123	$7,159,526	$(3,593,926)	$3,570,723

Shares issued for services	10,000	1	4,999		5,000

Issuance of common stock and warrants in private placements	898,000	90	505,110		505,200

Net loss				(520,868)	(520,868)

Balance, March 31, 2022	52,140,998	$5,214	$7,669,635	$(4,114,794)	$3,560,055

Shares issued for services	10,240,500	1,024	5,119,226		5,120,250

Issuance of common stock and warrants in private placements	1,868,500	187	1,019,613		1,019,800

Net loss				(5,631,505)	(5,631,505)

Balance, June 30, 2022	64,249,998	$6,425	$13,808,474	$(9,746,299)	$4,068,600

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2022	70,590,898	$7,059	$16,984,590	$(14,475,048)	$2,516,601

Stock based compensation	1,110,000	111	554,889		555,000

Issuance of common stock and warrants in private placements	140,000	14	69,985		70,000

Net loss				(837,652)	(837,652)

Balance, March 31, 2023	71,840,898	$7,184	$17,609,464	$(15,312,700)	$2,303,949

Stock based compensation	4,255,357	426	2,127,254		2,127,679

Net loss				(2,887,203)	(2,887,203)

Balance, June 30, 2023	76,096,255	$7,610	$19,736,718	$(18,199,903)	$1,544,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

Yo-Health, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2023	2022
Cash Flows From Operating Activities:
Loss from continuing operations	$(3,617,675)	$(6,352,264)
Less: loss from discontinued operations	(107,180)	199,891
Net loss	(3,724,855)	(6,152,373)
Stock based compensation	2,682,679	5,125,250
Depreciation	154,048	23,314
Gain on the sale of building	(438)	-
Changes in operating assets and liabilities
Accounts receivable	179,298	159,724
Accounts receivable other	(2,130)	7,400
Subscriptions receivable	-	(20,000)
Other assets	1,200	-
Security deposits	-	(6,700)
Accounts payable and accrued liabilities	102,985	14,638
Mortgage payable	(21,765)	120,596
Net cash (used in) operating activities -continuing operations	(628,977)	(728,151)
Net cash provided by (used in) operating activities -discontinued operations	-	-
Net cash (used in) operating activities	(628,977)	(728,151)

Cash flows from Investing Activities
Property and equipment -asset purchase	(49,289)	(319,266)
Cash flows (used in) investing activities	(49,289)	(319,266)

Cash Flows From Financing Activities:
Proceeds from line of credit	373,000	-
Proceeds from the sale of property	255,000	-
Proceeds from the sale of common stock	70,000	1,525,000
Net cash provided by investing activities	698,000	1,525,000

Net Increase In Cash	19,734	477,583
Cash At The Beginning Of The Period	124,062	1,429,587
Cash At The End Of The Period	$143,796	$1,907,170

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company currently has 4 Yoshi model restaurants, 1 Sun & Moon Café and 1 yogurt manufacturing facility.

Each subsidiary company of YO-Health, Inc will focus on their respective products on a wholesale and retail basis:

Sun & Moon will produce, market, and sell yogurt-based items with probiotics and ingredients focused on beneficial healthy products.

Yoshi will produce, market, and sell Asian fusion food products.

Joyce’s Bakery & Café will produce, market, and sell premium, Asian- French-inspired desserts, Tea’s, Juices, flavored coffee with a full array of non-alcoholic drinks.

7K Farms delivers wholesale food and supplies to the Company locations as well as other restaurant and grocery locations.

On or around May 15, 2023 the Company believes that Epitome materially breached that purchase agreement causing the Company to prospectively lose all of its revenue from its sushi business at all 19 stores in Louisiana. As a result Win Sushi became a discontinued operation -see Note 4. Discontinued Operations.

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The condensed financial statements include the accounts of the Company and its subsidiaries: Yoshi Inc, Sun & Moon Café, and Joyce’s Bakery Inc.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements.

For the six months ended June 30, 2023, the Company had a loss from continuing operations of $3,617,675. As of June 30, 2023 the Company had an accumulated deficit of $18,199,903. The Company expects to generate operating cash flows that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement the expected cash flow.

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

Management’s Representation of Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual condensed financial statements. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of goodwill, liabilities, and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable, and the allowance for doubtful accounts, inventories, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Segment Reporting

The Company operates in one segment, the food service business. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying condensed consolidated financial statements.

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

We performed our annual fair value assessment on December 31, 2021, on our purchases of the New Orleans, Woodside, 7K Farms and the Champagne, Illinois acquisitions, and determined that an impairment charge of $750,000 and $1,000,000, respectively, was necessary for the years ended December 31, 2022 and 2021. As a result, we had no goodwill as of June 30, 2023 and December 31, 2022, respectively. The balance of indefinite-lived intangible assets comprised of trademarks were $40,799 and $37,399, respectively, as of June 30, 2023, and December 31, 2022.

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

2.Identify the performance obligations in the contract,

3.Determine the transaction price,

4.Allocate the transaction price to performance obligations in the contract

5.Recognize revenues when or as the Company satisfies a performance obligation

For retail operations, all five steps of revenue recognition occur almost simultaneously. The customer orders food from a menu or store sign, it is given to the customer who then pays for the food order at the cash register. The Company’s store business represented approximately 28.4% and 100% of our revenue for the six months ended June 30, 2023, and 2022, respectively.

For wholesale sales the customer orders wholesale items from a store sign or catalogue, it is given or delivered to the customer who then pays for the items within 7 days of sale. The Company’s store business represented approximately 71.6% and 0% of our revenue for the years ended June 30, 2023, and 2022, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2023, and December 31, 2022, the Company’s cash equivalents totaled $143,796 and $124,062 , respectively.

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

Depreciation expense for the six months ended June 30, 2023 and 2022 was $154,048 and $23,314, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for finance leases and lessors remains relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB approved an amendment to the new guidance that introduced an alternative modified retrospective transition approach granting companies the option of using the effective date of the new standard as the date of initial application. The Company adopted the standard using the effective date method on December 31, 2022.

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

The standard had a material impact on the balance sheet on the date of adoption, with the most significant impacts being the recognition of $959,552 operating lease right-of-use assets and $211,666 operating lease liabilities.

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

On Dec. 18, 2019, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of condensed financial statements. The Company adopted this guidance on January 1, 2021, which had no impact on the Company’s condensed financial statements.

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

Discontinued Operations

The operations of the Company’s former Clinic Division has been presented as discontinued operations. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations. See Note 4. for additional information on discontinued operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and lease standards for certain companies.   The Company adopted ASC 842 on December 31, 2022.

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on June 30, 2023, and December 31, 2022:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, property, and equipment	$3,761,670	$391,405	$3,370,265	$4,060,518	$(242,382)	$3,818,136
Land	150,000	-	150,000	199,000	-	199,000
Total fixed assets	$3,911,670	$391,405	$3,520,265	$4,259,518	$(242,382)	$4,017,136

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

NOTE 4 – DISCONTINUED OPERATIONS

On April 20, 2021, the Company entered into a purchase agreement with Epitome of Agape, LLC d/b/a Win’s Sushi (“Epitome”) a vendor who supplies sushi products to 19 grocery stores in Louisiana for the Company’s subsidiary, Yoshi Inc. On or around May 15, 2023 the Company believes that Epitome materially breached that purchase agreement causing the Company to prospectively lose all of its revenue from its sushi business at all 19 stores in Louisiana. As a result Win Sushi became a discontinued operation

The components of the loss from discontinued operations for the three and six months ended June 30, 2023 and 2022 in the statement of operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$752,196	$668,358	$866,247	$1,322,673
Cost of goods sold	528,824	515,519	798,911	1,118,719
Gross Profit	223,372	152,839	67,336	203,954
Operating expenses	174,516	(1,943)	174,516	4,063
Discontinued operations, net of tax	$48,856	$154,782	$(107,180)	$199,891

NOTE 5 – MORTGAGES PAYABLE

The balance in mortgages payable was $1,562,118 and $1,728,883 as of June 30, 2023, and December 31, 2022, respectively. The mortgage balance as of June 30, 2023, is comprised of:

•Mortgage Loans: CNB Bank- OH Store = $273,577

•Mortgage Loans: Old National Bank- LA Store/Fac = $530,208

•Mortgage Loans: Old National Loan- IN Factory = $262,680

•Mortgage Loans: Old National – 7K farms - Mtg = $495,653

Interest expense on these mortgages were $42,883 and $22,735, for the six months ended June 30, 2023, and June 30, 2022, respectively. The interest expense balance as of June 30, 2023, is comprised of:

•Interest Expense: OH Store- CNB Bank = $10,535.17

oInterest Rate: 7.34%

•Interest Expense: LA Store/Factory- Old National = $10,835.83

oInterest Rate: 4%

•Interest Expense: IN Factory- Old National = $5,369.47

oInterest Rate: 4%

•Interest Expense: 7K Farms RE - Old National = $16,143.01

oInterest Rate: 6.5%

On June 30, 2023, the aggregate maturities of notes payable for the next five years and thereafter are as follows:

2022	$-
2023	$-
2024	$-
2025	$-
2026 and thereafter	$1,707,118
Total	$1,707,118

NOTE 6 – RELATED PARTY TRANSACTIONS

Peter Thawnghmung, the Company’s Chairman and CEO is the spouse of Vila Thawnghmung, who is a director of the Company. The Company has 4 directors, therefore, Peter and Vila Thawnghmung, two of those directors can control all Company activity. Peter and Vila Thawnghmung have personally guaranteed all of the mortgages on the real properties owned by the Company and its subsidiaries as well as the Line of Credit. Arianna Phrakornkham, their daughter, is the controller of the Company.

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

During the three months ended June 30, 2023, Peter and Vila Thawnghmung received 2,730,000 shares for service performed. These shares were valued at $1,365,000.

NOTE 7 – LINE OF CREDIT

As of June 30, 2023, the Company has one line of credit with Old National Bank. The interest rate is 8.75% with a credit limit of $500,00 and a loan term of 24 months. The loan originated on 10/31/2022 and expires on 10/31/2024. The line of credit is collateralized by 7K Farms and was personally guaranteed by Peter and Vila Thawnghmung.

NOTE 8 – LEASES

As of June 30, 2023, the Company had signed 5 long-term leases:

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

•Indianapolis, Indiana: The Company entered into a lease for $4,911.83/month with a lease term of 5 years (11/1/2023 – 10/31/2028).

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

Maturities of lease liabilities as of June 30, 2023 were as follows:

Operating
Leases
2023	$156,310
2024	212,833
2025	208,660
2026	103,114
2027	95,650
Thereafter	33,112
809,679
Less imputed interest	70,124
Total	$739,555

Operating cash flows from operating leases for the year ended December 31, 2022 was $197,187 and lease assets obtained in exchange for operating lease liabilities for the year ended December 31, 2022 of $693,230.

NOTE 9 – EQUITY

The Company has authorized 100,000,000 shares of par value of $0.0001 common stock. As of June 30, 2023, and December 31, 2022, the Company had 76,096,355 and 70,590,898 common shares issued and outstanding, respectively.

June 30, 2023 Activity

During the six months ended June 30, 2023, the Company had the following common stock transactions:

•Issuance of 5,365,357 shares for services valued at $2,682,679.

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

Warrants

As of June 30, 2023, the Company had 6,119,998 warrants outstanding, all with a strike price of $1.25. The warrants have a two-year term and expire at varying times between December 2022 and March 2025.

A summary of the status of the outstanding stock warrants is presented below:

Exercise Price	Number Outstanding 06/30/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.25	6,119,998	0.59 years	$1.25

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

As of June 30, 2023, the Company had 76,096,355 shares of its common stock issued and outstanding. As of January 30, 2024, the Company had 77,553,721 shares of its common stock issued and outstanding. From July 1, 2023 – January 30, 2024, an additional 1,457,366 shares were issued, all of which were for services.

Additionally, the Company entered into a lease in Columbus, OH for $3,798.08/month with a lease term of 5.5 years (11/1/2023 – 6/30/2029) for an additional Yoshi model restaurant.

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

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such condensed financial statements and the related notes thereto.

The audited condensed financial statements for our fiscal year ended December 31, 2022, contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited condensed financial statements. All such adjustments are of a normal recurring nature.

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

The Company commenced operations in October 2020 by acquiring a Beijing-style premium yogurt store in Woodside, New York. The Company has since launched the subsidiaries Yoshi Restaurants, Inc., Sun & Moon, and Joyce’s Bakery & Café, Inc. The Company currently has 4 Yoshi model restaurants, and 1 yogurt manufacturing facility.

Each subsidiary company of YO-Health, Inc will focus on their respective products on a wholesale and retail basis:

Sun & Moon will produce, market, and sell yogurt-based items with probiotics and ingredients focused on beneficial healthy products.

•Yoshi will produce, market, and sell Asian fusion food products.

•Joyce’s Bakery & Café will produce, market, and sell premium, Asian- French-inspired desserts, Tea’s, Juices, flavored coffee with a full array of non-alcoholic drinks.

•7K Farms delivers wholesale food and supplies to the Company locations as well as other restaurant and grocery locations.

On April 20, 2021, the Company entered into a purchase agreement with Epitome of Agape, LLC d/b/a Win’s Sushi (“Epitome”) a vendor who supplies sushi products to 19 grocery stores in Louisiana for the Company’s subsidiary, Yoshi Inc. On or around May 15, 2023 the Company believes that Epitome materially breached that purchase agreement causing the Company to prospectively lose all of its revenue from its sushi business at all 19 stores in Louisiana. As a result Win Sushi became a discontinued operation -see Note 4. Discontinued Operations.

Results of Operations

The results from discontinued operations are excluded from management’s discussion of operations below, and from the Liquidity analysis.

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022

Revenue and Cost of Sales

During the three months ended June 30, 2023 revenues were $1,170,298 compared to revenue of $128,435 the three months ended June 30, 2022. The increase is attributable to the addition of new business and locations in the 2023 period.

Cost of sales was $1,147,254 for the three months ended June 30, 2023 compared cost of revenue of $490,987 for the three months ended June 30, 2022. The increase is attributable to higher levels of sales.

Operating expenses

Operating expenses for the three months ended June 30, 2023 were $2,903,009 compared to $5,412,306 for the three months ended June 30, 2022. Operating expenses include $2,127,679 and $5,120,250 in stock based compensation for the three month periods ended June 30, 2023 and June 30, 2022, respectively. Excluding stock base compensation operating expenses were $551,959 and $292,056, respectively for the periods ended June 30, 2023 and 2022. The increase in the 2023 period is attributable to the addition to expenses associated of new lines of business during the 2023 period.

Net (Loss) Income

As a result of the foregoing we recorded a loss of $(2,936,059) or $(0.04) per share from continuing operations for the three months ended June 30, 2023 compared to an operating loss of $(5,786,287) or $(0.09) per share from continuing operations for the three months ended June 30, 2022.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022

Revenue and Cost of Sales

During the six months ended June 30, 2023 revenues were $3,218,368 compared to revenue of $186,894 for the six months ended June 30, 2022. The increase is attributable to the addition of new business and locations in the 2023 period.

Cost of sales was $2,713,784 for the six months ended June 30, 2023 compared cost of revenue of $862,483 for the six months ended June 30, 2022. The increase is attributable to higher levels of sales.

Operating expenses

Operating expenses for the six months ended June 30, 2023 were $4,052,547 compared to $5,653,941 for the six months ended June 30, 2022. Operating expenses include $2,682,679 and $5,125,250 in stock based compensation for the six month periods ended June 30, 2023 and June 30, 2022, respectively. Excluding stock base compensation, operating expenses were $1,302,531 and $528,691, respectively for the periods ended June 30, 2023 and 2022. The increase in the 2023 period is attributable to the addition to expenses associated of new lines of business during the 2023 period.

Net (Loss) Income

As a result of the foregoing we recorded a loss of $(3,617,675) or $(0.10) per share from continuing operations for the six months ended June 30, 2023 compared to an operating loss of $(6,352,264) or $(0.11) per share from continuing operations for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023 our cash balance was $143,796.

Cash used in operating activities was $(628,977) for the six months ended June 30, 2023 compared to $(728,151) during the six months ended June 30, 2022. The decrease in cash used in operating activities is attributable to an improvement in profitability net of non-cash stock based compensation in the 2023 period compared to the 2022 period.

Cash flows used in investing activities was $(49,289) and $(319,266), respectively for the six months ended June 30, 2023 and June 30, 2022, respectively due to the purchase of fixed assets during the 2022 period.

Cash flows from financing activities was $698,000 during the six months ended June 30, 2023 compared to $1,525,000 during the six months ended June 30, 2022. During the 2023 period the Company received proceeds of $373,000 from its line of credit, $255,000 from the sale of a building and $70,000 in proceeds from the sale of common stock, compared to $1,525,000 from the sale of common stock in the 2022 period.

Going Concern

The accompanying condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed financial statements. On a basis, we have incurred significant operating losses since inception. The Company’s independent auditor has indicated substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with a consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Our condensed financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare our condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 2 to our unaudited condensed financial statements contained herein.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Secretary/Treasurer (Chief Financial Officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures are not effective.

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

Changes in Internal Control over Financial Reporting

None

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “– Legal Proceedings” in Note 8 to the Consolidated Condensed Financial Statements in Part I, Item 1 of this report, which section is incorporated by reference herein.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2023 the Company had the following common stock transactions:

Issuance of 5,365,357 shares for services valued at $2,682,679.

Issuance of 140,000 shares in private placements valued at $70,000.

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

YO-HEALTH, INC.

Date: February 12, 2024	By:	/s/ Peter Thawnghmung
	Name:	Peter Thawnghmung, CEO
	Title:	Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)