Form 10-Q
period 2023-09-30
Yo-Health Inc.
filed 2024-03-18
CIK 1844793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2023

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

Registrant’s telephone number, including area code: (614) 327-7630

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

As of March 18, 2024 the registrant had 77,717,721 shares of its common stock issued and outstanding.

YO-HEALTH, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following unaudited interim condensed consolidated financial statements of Yo-Health, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 which we filed with the SEC on June 12, 2023 (the “Annual Report”), as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Yo-Health, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
Current assets
Cash and cash equivalents
Cash	$195,803	$124,062
Accounts receivable	-	179,298
Total current assets	195,803	303,361

Property plant and equipment, net	3,442,091	4,017,136
Intangible assets	40,799	37,999
Right of use assets	900,422	776,405
Other assets	6,630	1,200
Security deposits	29,150	29,150
Total Assets	$4,614,894	$5,165,250

Current liabilities
Accounts payable and accrued expenses	$225,944	$59,233
Lease liabilities short term	204,116	188,113
Line of credit	484,490	61,490
Notes payable related parties	255,700	-
Total current liabilities	1,170,249	308,836
Long term lease liabilities	737,789	610,930
Mortgage liabilities	1,549,713	1,728,883
Total Liabilities	3,457,751	2,648,649

Stockholders' Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized, 77,226,355 and 70,590,898 outstanding as of September 30, 2023 and December 31 2022, respectively	7,723	7,059
Additional paid- in capital	20,301,605	16,984,590
Accumulated deficit	(19,152,185)	(14,475,048)
Total Stockholders' Equity	1,157,143	2,516,601
Total Liabilities and Stockholders' Equity	$4,614,894	$5,165,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Yo-Health, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenue	$2,500,311	$201,359	$5,718,680	$388,253
Cost of revenue	1,589,775	326,564	4,303,560	1,189,047
Gross profit (loss)	$910,536	(125,204)	1,415,120	(800,793)

Operating Expenses:
General and administrative expenses	1,725,370	3,411,220	5,442,108	8,856,872
Professional fees	54,723	54,605	254,278	159,341
Rent expense	57,007	62,938	193,259	166,490
Total operating expenses	1,837,100	3,528,763	5,889,645	9,182,703
Loss from operations	(926,564)	(3,653,967)	(4,474,525)	(9,983,497)
Other income(expense)
Interest expense	(25,718)	(11,290)	(95,869)	(34,024)
Interest income	-	1,817	-	1,817
Gain on the sale of building	-	-	438	-
Other expense, net	(25,718)	(9,472)	(95,431)	(32,207)
Loss before provision for income taxes	(952,282)	(3,663,439)	(4,569,957)	(10,015,704)
Provision (credit) for income tax	-	-	-	-
Loss from continuing operations	(952,282)	(3,663,439)	(4,569,957)	(10,015,704)
Income (loss) from discontinued operations	-	9,047	(107,180)	208,938
Net loss	$(952,282)	$(3,654,392)	$(4,677,137)	$(9,806,766)

Basic and diluted (loss) per common share:
Loss from continuing operations	$(0.01)	$(0.05)	$(0.06)	$(0.16)
Income (loss) from discontinued operations	$-	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding	76,661,355	67,338,998	75,054,536	62,272,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Yo-Health, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2023 and September 30, 2022
(Unaudited)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2021	51,232,998	$5,123	$7,159,526	$(3,593,926)	$3,570,723

Shares issued for services	10,000	1	4,999		5,000

Issuance of common stock and warrants in private placements	898,000	90	505,110		505,200

Net loss				(520,868)	(520,868)

Balance, March 31, 2022	52,140,998	$5,214	$7,669,635	$(4,114,794)	$3,560,055

Shares issued for services	10,240,500	1,024	5,119,226		5,120,250

Issuance of common stock and warrants in private placements	1,868,500	187	1,019,613		1,019,800
					-
Net loss				(5,631,505)	(5,631,505)

Balance, June 30, 2022	64,249,998	$6,425	$13,808,474	$(9,746,299)	$4,068,600

Shares issued for services	6,108,000	611	3,059,639		3,060,250

Issuance of common stock and warrants in private placements	70,000	7	34,993		35,000

Net loss				(3,654,392)	(3,654,392)

Balance, September 30, 2022	70,427,998	$7,043	$16,903,106	$(13,400,692)	$3,509,457

	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2022	70,590,898	$7,059	$16,984,590	$(14,475,048)	$2,516,601

Stock based compensation	1,110,000	111	554,889		555,000

Issuance of common stock and warrants in private placements	140,000	14	69,985		70,000

Net loss				(837,652)	(837,652)

Balance, March 31, 2023	71,840,898	$7,184	$17,609,464	$(15,312,700)	$2,303,949

Stock based compensation	4,255,457	426	2,127,254		2,127,680

Net loss				(2,887,203)	(2,887,203)

Balance, June 30, 2023	76,096,355	$7,610	$19,736,718	$(18,199,903)	$1,544,424

Stock based compensation	1,130,000	113	564,887		565,000

Net loss				(952,282)	(952,282)

Balance, September 30, 2023	77,226,355	$7,723	$20,301,605	$(19,152,185)	$1,157,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Yo-Health, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Cash Flows From Operating Activities:
Loss from continuing operations	$(4,569,957)	$(10,015,704)
Less: income (loss) from discontinued operations	(107,180)	208,938
Net loss	(4,677,137)	(9,806,766)
Stock based compensation	3,247,680	8,185,500
Depreciation	232,222	34,971
Gain on the sale of building	(438)
Changes in operating assets and liabilities
Accounts receivable	179,298	110,678
Accounts receivable other	-	7,400
Subscriptions receivable	-	20,000
Other assets	(5,430)	-
Security deposits	-	(6,700)
Accounts payable and accrued liabilities	175,305	50,926
Mortgage payable	(34,171)	106,611
Net cash used in operating activities -continuing operations	(882,670)	(1,297,380)
Net cash provided by (used in) operating activities -discontinued operations	-	-
Net cash (used in) operating activities	(882,670)	(1,297,380)

Cash flows from Investing Activities
Property and equipment -asset purchase	(49,289)	(410,312)
Cash flows (used in) investing activities	(49,289)	(410,312)

Cash Flows From Financing Activities:
Proceeds from line of credit	423,000	-
Notes payable related parties	255,700	-
Proceeds from the sale of property	255,000	-
Proceeds from the sale of common stock	70,000	1,560,000
Net cash provided by investing activities	1,003,700	1,560,000

Net Increase (Decrease) In Cash	71,741	(147,692)
Cash At The Beginning Of The Period	124,062	1,429,587
Cash At The End Of The Period	$195,803	$1,281,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company currently has 4 Yoshi model restaurants, 1 Sun & Moon Café and 1 yogurt manufacturing facility.

Each subsidiary company of YO-Health, Inc. will focus on their respective products on a wholesale and retail basis:

Sun & Moon will produce, market, and sell yogurt-based items with probiotics and ingredients focused on beneficial healthy products.

Yoshi will produce, market, and sell Asian fusion food products.

Joyce’s Bakery & Café will produce, market, and sell premium, Asian- French-inspired desserts, Tea’s, Juices, and flavored coffee with a full array of non-alcoholic drinks.

7K Farms delivers wholesale food and supplies to the Company locations as well as other restaurant and grocery locations.

On or around May 15, 2023, the Company believes that Epitome materially breached that purchase agreement causing the Company to prospectively lose all of its revenue from its sushi business at all 19 stores in Louisiana. As a result, Win Sushi became a discontinued operation -see Note 4. Discontinued Operations.

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Yoshi Inc, Sun & Moon Café, and Joyce’s Bakery Inc.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed consolidated financial statements.

For the nine months ended September 30, 2023, the Company had a loss from continuing operations of $4,569,957. As of September 30, 2023 the Company had an accumulated deficit of $19,152,185. The Company expects to generate operating cash flows that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement the expected cash flow.

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

Management’s Representation of Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual condensed financial statements. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of goodwill, liabilities, and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable, and the allowance for doubtful accounts, inventories, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Segment Reporting

The Company operates in one segment, the food service business. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying condensed consolidated financial statements.

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

We performed our annual fair value assessment on December 31, 2021, on our purchases of the New Orleans, Woodside, 7K Farms and the Champagne, Illinois acquisitions, and determined that an impairment charge of $750,000 and $1,000,000, respectively, was necessary for the years ended December 31, 2022, and 2021. As a result, we had no goodwill as of September 30, 2023, and December 31, 2022, respectively. The balance of indefinite-lived intangible assets comprised of trademarks were $40,799 and $37,399, respectively, as of September 30, 2023, and December 31, 2022.

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

2.Identify the performance obligations in the contract,

3.Determine the transaction price,

4.Allocate the transaction price to performance obligations in the contract

5.Recognize revenues when or as the Company satisfies a performance obligation

For retail operations, all five steps of revenue recognition occur almost simultaneously. The customer orders food from a menu or store sign, it is given to the customer who then pays for the food order at the cash register. The Company’s store business represented approximately 27.6% and 100% of our revenue for the nine months ended September 30, 2023, and 2022, respectively.

For wholesale sales the customer orders wholesale items from a store sign or catalogue, it is given or delivered to the customer who then pays for the items within 7 days of sale. The Company’s store business represented approximately 72.4% and 0% of our revenue for the nine months ended September 30, 2023, and 2022, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2023, and December 31, 2022, the Company’s cash equivalents totaled $195,803 and $124,062 , respectively.

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

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $232,222 and $23,314, respectively.

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

The standard had a material impact on the balance sheet on the date of adoption, with the most significant impact being the recognition of $900,422 operating lease right-of-use assets and $204,116 operating lease liabilities.

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

On Dec. 18, 2019, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of condensed consolidated financial statements. The Company adopted this guidance on January 1, 2021, which had no impact on the Company’s condensed consolidated financial statements.

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

Discontinued Operations

The operations of the Company’s former Winn Sushi Division has been presented as discontinued operations. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations. See Note 4. for additional information on discontinued operations.

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

NOTE 3 – PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on September 30, 2023, and December 31, 2022:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, property, and equipment	$3,761,670	$(469,579)	$3,292,091	$4,060,518	$(242,382)	$3,818,136
Land	150,000	-	150,000	199,000	-	199,000
Total fixed assets	$3,911,670	$(469,579)	$3,442,091	$4,259,518	$(242,382)	$4,017,136

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

The fair market value of the properties acquired from Yoshi Properties, LLC was estimated to be equivalent to the mortgages assumed, or approximately $695,000. The 1,000,000 shares issued to Yoshi Properties was recorded at a value of $0.50 per share which was equivalent to the price of $0.50 per share paid by investors in the Company’s private placement offering of common stock at that time. As a result the Company recorded $500,000 in stock-based compensation expenses on its Statements of Operations for the year ended December 31, 2021.

NOTE 4 – DISCONTINUED OPERATIONS

On April 20, 2021, the Company entered into a purchase agreement with Epitome of Agape, LLC d/b/a Win’s Sushi (“Epitome”) a vendor who supplies sushi products to 19 grocery stores in Louisiana for the Company’s subsidiary, Yoshi Inc. On or around May 15, 2023, the Company believes that Epitome materially breached that purchase agreement causing the Company to prospectively lose all of its revenue from its sushi business at all 19 stores in Louisiana. As a result, Win Sushi became a discontinued operation.

The components of the loss from discontinued operations for the three and nine months ended September 30, 2023, and 2022 in the statement of operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$-	$746,462	$866,247	$2,069,135
Cost of goods sold	-	715,906	798,911	1,834,625
Gross Profit	-	30,556	67,336	234,510
Operating expenses	-	21,509	174,516	25,572
Discontinued operations, net of tax	$-	$9,047	$(107,180)	$208,938

NOTE 5 – MORTGAGES PAYABLE

The balance in mortgages payable was $1,549,713 and $1,728,883 as of September 30, 2023, and December 31, 2022, respectively. The mortgage balance as of September 30, 2023, is comprised of:

•Mortgage Loans: CNB Bank- OH Store = $ 270,466

•Mortgage Loans: Old National Bank- LA Store/Fac = $ 525,380

•Mortgage Loans: Old National Loan- IN Factory = $ 260,240

•Mortgage Loans: Old National – 7K farms - Mtg = $ 493,627

Interest expense on these mortgages were $66,522 and $34,024, for the nine months ended September 30, 2023, and September 30, 2022, respectively. The interest expense balance as of September 30, 2023, is comprised of:

•Interest Expense: OH Store- CNB Bank = $ 15,647

oInterest Rate: 7.34%

•Interest Expense: LA Store/Factory- Old National = $ 16,239

oInterest Rate: 4%

•Interest Expense: IN Factory- Old National = $ 8,046

oInterest Rate: 4%

•Interest Expense: 7K Farms RE - Old National = $ 26,590

oInterest Rate: 6.5%

On September 30, 2023, the aggregate maturities of notes payable for the next five years and thereafter are as follows:

2022	$-
2023	$-
2024	$-
2025	$-
2026 and thereafter	$1,549,713
Total	$1,549,713

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

During the nine months ended September 30, 2023, Peter and Vila Thawnghmung received 68,000 shares for service performed. These share were valued at $34,000. During this period, Rome Thalop, who was appointed a director on March 23, 2023, received 16,000 shares valued at $8,000 for his ongoing services as a director.

NOTE 7 – LINE OF CREDIT

As of September 30, 2023, the Company has one line of credit with Old National Bank. The interest rate is 8.75% with a credit limit of $500,00 and a loan term of 24 months. The loan originated on 10/31/2022 and expires on 10/31/2024. The line of credit is collateralized by 7K Farms and was personally guaranteed by Peter and Vila Thawnghmung. The balance of the line of credit was $484,900 and $61,490 as of September 30, 2023 and September 30, 2022, respectively.

NOTE 8 – LEASES

As of September 30, 2023, the Company had signed 6 long-term leases:

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

•Indianapolis, Indiana: The Company entered into a lease for $4,911.83/month with a lease term of 5 years (5/1/2023 – 10/31/2028).

•Columbus, Ohio: The Company entered into a lease for $3,798/month with a lease term of 5.6 years (9/1/2023 – 4/31/2029).

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

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when it is readily determinable. Since most of the Company’s leases do not provide an implicit rate, to determine the present value of lease payments, management uses the Company’s incremental borrowing rate based on the information available at lease commencement. Operating lease ROU assets also include any lease payments made and exclude any lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option, with renewal options that can extend the lease from three to five years. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The weighted average remaining lease term for operating leases is 3.73 years and the weighted average discount rate for operating leases is 4%.

Maturities of lease liabilities as of September 30, 2023, were as follows:

Operating
Leases
2023	$
2024	212,833
2025	208,660
2026	103,114
2027	95,650
Thereafter	33,112
809,679
Less imputed interest	70,124
Total	$739,555

Operating cash flows from operating leases for the year ended December 31, 2022, was $197,187, and lease assets were obtained in exchange for operating lease liabilities for the year ended December 31, 2022, of $693,230.

NOTE 9 – EQUITY

The Company has authorized 100,000,000 shares of par value of $0.0001 common stock. As of September 30, 2023, and December 31, 2022, the Company had 77,226,355 and 70,590,898 common shares issued and outstanding, respectively.

September 30, 2023 Activity

During the nine months ended September 30, 2023, the Company had the following common stock transactions:

•Issuance of 6,375,357 shares for services valued at $3,187679.

•Issuance of 260,000 shares in private placements valued at $130,000.

December 31, 2022 Activity

During the year ended December 31, 2022, the Company had the following common stock transactions:

•Issuance of 2,773,900 shares in private placements valued at $1,534,999.

•Issuance of 15,584,000 shares for services valued at $7,792,000.

•Issuance of 1,000,000 shares for the purchase of 7K Farms valued at $500,000.

Warrants

As of September 30, 2023, the Company had 6,059,998 warrants outstanding, all with a strike price of $1.25. The warrants have a two-year term and expire at varying times between September 30, 2023 and June 13, 2025.

A summary of the status of the outstanding stock warrants is presented below:

Exercise Price	Number Outstanding 9/30/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.25	6,059,998	0.39 years	$1.25

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On April 20, 2021, the Company entered into a purchase agreement with Epitome of Agape, LLC d/b/a Win’s Sushi (“Epitome”) a vendor who supplies sushi products to 19 grocery stores in Louisiana for the Company’s subsidiary, Yoshi Inc. On or around May 15, 2023, the Company believes that Epitome materially breached that purchase agreement causing the Company to prospectively lose all of its revenue from its sushi business at all 19 stores in Louisiana.

NOTE 11 – SUBSEQUENT EVENTS

As of September 30, 2023, the Company had 77,226,355 shares of its common stock issued and outstanding. Subsequent to September 30, 2023, the Company had 77,717,721 shares of its common stock issued and outstanding. From October 1, 2023 – March 5, 2024, an additional 491,366 shares were issued, 431,366 shares were for services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information outlined in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (I) increase in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing, to enter into future agreements with companies, and plans to successfully expand our business operations and the sale of our products. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed consolidated financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such condensed financial statements and the related notes thereto.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022

Revenue and Cost of Sales

During the three months ended September 30, 2023 revenues were $2,500,311 compared to revenue of $201,359 for the three months ended September 30, 2022. The increase is attributable to the addition of new business and locations in the 2023 period.

Cost of revenue was $1,589,775, for the three months ended September 30, 2023, compared to the cost of revenue of $326,564 for the three months ended September 30, 2022. The increase is attributable to higher levels of sales.

Operating expenses

Operating expenses for the three months ended September 30, 2023, were $1,837,100 compared to $3,528,763 for the three months ended September 30, 2022. Operating expenses include $555,000 and $3,060,250 in stock-based compensation for the three month periods ended September 30, 2023 and September 30, 2022, respectively. Excluding stock base compensation operating expenses were $1,282,100 and $468,513, respectively for the periods ended September 30, 2023 and 2022. The increase in the 2023 period is attributable to the addition of expenses associated with new lines of business during the 2023 period.

Net (Loss) Income

As a result of the foregoing, we recorded a loss of $952,282 or $(0.01) per share from continuing operations for the three months ended September 30, 2023, compared to an operating loss of $3,654,392 or $(0.05) per share from continuing operations for the three months ended September 30, 2022.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Revenue and Cost of Sales

During the nine months ended September 30, 2023 revenues were $5,718,680 compared to revenue of $388,253 for the nine months ended September 30, 2022. The increase is attributable to the addition of new business and locations in the 2023 period.

Cost of revenues was $4,303,560 for the nine months ended September 30, 2023 compared cost of revenue of $1,189,047 for the nine months ended September 30, 2022. The increase is attributable to higher levels of sales.

Operating expenses

Operating expenses for the nine months ended September 30, 2023 were $5,889,645 compared to $8,856,872 for the nine months ended September 30, 2022. Operating expenses include $3,247,680 and $8,185,500 in stock based compensation for the nine month periods ended September 30, 2023 and September 30, 2022, respectively. Excluding stock base compensation, operating expenses were $2,641,965 and $997,203, respectively, for the periods ended September 30, 2023 and 2022. The increase in the 2023 period is attributable to the addition to expenses associated of new lines of business during the 2023 period.

Net (Loss) Income

As a result of the foregoing we recorded a loss of $4,569,957 or $(0.06) per share from continuing operations for the nine months ended September 30, 2023 compared to an operating loss of $9,806,777 or $(0.16) per share from continuing operations for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023 our cash balance was $195,803.

Cash used in operating activities was $882,670 for the nine months ended September 30, 2023 compared to $1,297,380 of cash used in operating activities during the nine months ended September 30, 2022. The decrease in cash used in operating activities is attributable to an improvement in profitability net of non-cash stock-based compensation in the 2023 period compared to the 2022 period, and due to an increase in net operating assets and liabilities.

Cash flows used in investing activities was $49,289 and $410,312, respectively for the nine months ended September 30, 2023 and September 30, 2022, respectively due to the purchase of fixed assets during the 2022 period.

Cash flows from financing activities was $1,003,700 during the nine months ended September 30, 2023 compared to $1,560,000 during the nine months ended September 30, 2022. During the 2023 period the Company received proceeds of $423,000 from its line of credit, $255,000 from the sale of a building,$255,700 in related party loans and $70,000 in proceeds from the sale of common stock, compared to $1,560,000 from the sale of common stock in the 2022 period.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements. On a basis, we have incurred significant operating losses since inception. The Company’s independent auditor has indicated substantial doubt about the Company continuing as a going concern based on the Company’s accumulated deficit and accrued liabilities. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. If we cannot obtain the needed funds, we may be forced to reduce or cease our activities with a consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare our condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 2. to our unaudited condensed financial statements contained herein.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Secretary/Treasurer (Chief Financial Officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures are not effective.

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

Changes in Internal Control over Financial Reporting

None

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “– Legal Proceedings” in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report, which section is incorporated by reference herein.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2023, the Company had the following common stock transactions:

Issuance of 6,495,357 shares for services valued at $3,247,680.

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

YO-HEALTH, INC.

Date: March 18, 2024	By:	/s/ Peter Thawnghmung
	Name:	Peter Thawnghmung, CEO
	Title:	Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)